Form 10-Q
period 1995-01-31
OPPENHEIMER CAPITAL L P /DE/
filed 1995-03-16
CIK 814562

                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                         FORM 10-Q

(Mark One)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X     EXCHANGE ACT OF 1934.
- - --------

         For the quarterly period ended  January 31, 1995
                                         ----------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.
- - --------
         For the transition period from __________ to _________

Commission file number:  1-9597
                         ------

                            OPPENHEIMER CAPITAL, L.P.
               -----------------------------------------------------
               (Exact name of registrant as specified in its charter)


         DELAWARE                                             13-3412614
- - -------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                      10281
- - ------------------------------------------                  ------------------
(Address of principal executive office)                        (Zip Code)


                                 (212) 667-7000
               ---------------------------------------------------
               (Registrant's telephone number including area code)


                              NOT APPLICABLE
      --------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
   ------    ------

                             APPLICABLE ONLY TO CORPORATE ISSUERS:


        The issuer is a Limited Partnership. There were 15,136,837 Units of limited partnership interest outstanding at March 10, 1995.

                               OPPENHEIMER CAPITAL, L.P.

                                          INDEX




                                                                PAGE

PART I -        FINANCIAL INFORMATION

     ITEM I.    FINANCIAL STATEMENTS

                OPPENHEIMER CAPITAL, L.P.
                STATEMENTS OF FINANCIAL CONDITION                     3

                OPPENHEIMER CAPITAL, L.P.
                STATEMENTS OF INCOME                                  4

                OPPENHEIMER CAPITAL, L.P.
                STATEMENTS OF CASH FLOWS                              5

                OPPENHEIMER CAPITAL, L.P.
                NOTES TO THE FINANCIAL STATEMENTS                     6

                OPPENHEIMER CAPITAL
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION        8

                OPPENHEIMER CAPITAL
                CONSOLIDATED STATEMENTS OF INCOME                     9

                OPPENHEIMER CAPITAL
                CONSOLIDATED STATEMENTS OF CASH FLOWS                10

                OPPENHEIMER CAPITAL
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS       11


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                  12


PART II -       OTHER INFORMATION                                    16


                SIGNATURES                                           17

                          OPPENHEIMER CAPITAL, L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                               (IN THOUSANDS)




                                               ASSETS

                                                      JANUARY 31, 1995       APRIL 30, 1994
                                                      ----------------       --------------
Cash and short-term investments                       $       134           $     75

Investment in Oppenheimer Capital                          11,504              8,342

Distribution receivable (Note 3)                            6,800              9,900

10% Note due 2012 from Oppenheimer Equities, Inc.          32,193              32,193

Interest receivable                                           547                 538

Other assets                                                   21                   -

Goodwill, net                                              45,112              47,068
                                                     ------------        ------------
    TOTAL ASSETS                                     $     96,311        $     98,116
                                                     ============        ============


                               LIABILITIES AND PARTNERS' CAPITAL


Distribution payable to partners                      $     7,645        $     10,319
                                                     ------------        ------------
    TOTAL LIABILITIES                                       7,645              10,319
                                                     ------------        ------------

General partner's capital                                     900                 892

Limited partners' capital                                  87,766              86,905
                                                     ------------        ------------
    TOTAL PARTNERS' CAPITAL                                88,666              87,797
                                                     ------------        ------------
    TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                             $     96,311        $     98,116
                                                     ============        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         OPPENHEIMER CAPITAL, L.P.

                           STATEMENTS OF INCOME

             (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)


                                                     THREE MONTHS ENDED                              NINE MONTHS ENDED
                                                          JANUARY 31,                                     JANUARY 31,
                                              -----------------------------------                -----------------------------------
                                                1995                      1994                     1995                      1994
                                              ---------                 ---------                ---------                 ---------
REVENUES

Equity in earnings of Oppenheimer Capital     $   7,278                    $8,244               $   23,522                   $24,192

Interest                                            815                       813                    2,441                     2,439
                                              ---------                 ---------                ---------                 ---------
    TOTAL REVENUES                                8,093                     9,057                   25,963                    26,631
                                              ---------                 ---------                ---------                 ---------

EXPENSES

Amortization of goodwill                            652                       652                    1,956                     1,956

Other expenses (Note 4)                             218                       375                      939                     1,140
                                              ---------                 ---------                ---------                 ---------

    TOTAL EXPENSES                                  870                     1,027                    2,895                     3,096
                                              ---------                 ---------                ---------                 ---------
NET INCOME                                    $   7,223                 $   8,030                $  23,068                 $  23,535
                                              =========                 =========                =========                 =========
NET INCOME PER UNIT (NOTE 5)                  $     .47                 $     .53                $    1.51                 $    1.55
                                              =========                 =========                =========                 =========
DISTRIBUTIONS DECLARED PER UNIT               $     .50                 $     .50                $    1.50                 $  1.4625
                                              =========                 =========                =========                 =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        OPPENHEIMER CAPITAL, L.P.

                         STATEMENTS OF CASH FLOWS

                           (IN THOUSANDS)


                                                                              NINE MONTHS ENDED
                                                                                  JANUARY 31,
                                                                          ----------       ----------
                                                                              1995            1994
                                                                          ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                $   23,068      $    23,535
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Distributions received in excess of (less than) equity in
   earnings of Oppenheimer Capital                                               672           (1,307)
  Amortization of goodwill                                                     1,956            1,956
  (Increase) in interest receivable                                               (9)              (9)
  (Increase) decrease in other assets                                            (21)             116
  Increase in accrued expenses and other liabilities                               -               46
                                                                          ----------       ----------
Net cash provided by operating activities                                     25,666           24,337
                                                                          ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Oppenheimer Capital                                     (86)             (68)
                                                                          ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners:
  General partner                                                               (256)            (243)
  Limited partners                                                           (25,351)         (24,066)
Issuance of limited partnership units on exercise of
  restricted options                                                              86               68
                                                                          ----------       ----------
Net cash (used in) financing activities                                      (25,521)         (24,241)
                                                                          ----------       ----------
Net increases in cash and short term investments                                  59               28

Cash and short term investments at beginning of period                            75               78
                                                                          ----------       ----------
Cash and short term investments at end of period                          $      134       $      106
                                                                          ==========       ==========
Supplemental disclosure of cash flow information:

New York City unincorporated business taxes paid                          $      960       $      978
                                                                          ==========       ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                   OPPENHEIMER CAPITAL, L.P.

              NOTES TO THE FINANCIAL STATEMENTS


1. ORGANIZATION:

   Oppenheimer Capital, L.P. ("the Partnership") holds a 67.14% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

   The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

   The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2. BASIS OF PRESENTATION:


   The interim financial information in this report has not been audited.
The financial statements should be read in conjunction with the financial statements included in the Partnership's 1994 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3. DISTRIBUTION RECEIVABLE:

   On January 31, 1995, the Operating Partnership declared distributions to its partners, of which $6,800,000 was paid to the Partnership on February 28, 1995.

4. OTHER EXPENSES:

   Other expenses consist of New York City unincorporated business tax
("UBT") at a rate of 4% of taxable income.   Prior to January 1, 1995, New York
City UBT was calculated based on the equity in earnings of the Operating Partnership plus interest income. However, based on a new tax law which became effective on January 1, 1995, the Operating Partnership pays the New York City UBT on the Partnership's pro rata share of the Operating Partnership's taxable income, and the Partnership receives a credit for its share of any New York City UBT paid by the Operating Partnership. (See Oppenheimer Capital Notes to the Consolidated Financial Statements - Note 3)

                           OPPENHEIMER CAPITAL, L.P.

                      NOTES TO THE FINANCIAL STATEMENTS

                                 (CONTINUED)



5. NET INCOME PER UNIT:

(IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)

                                               THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    JANUARY 31,        JANUARY 31,
                                               -------------------- ------------------
                                                 1995       1994     1995        1994
                                               -------   -------   --------   --------
Net Income                                     $ 7,223   $ 8,030   $23,068    $23,535
Less 1% applicable to the General Partner           72        80       231        235
                                               -------   -------   -------    -------

Net income available to the Limited Partners   $ 7,151   $ 7,950   $22,837    $23,300
                                               -------   -------   -------    -------
                                               -------   -------   -------    -------

Weighted average number of units outstanding    15,137    15,043    15,136     15,043
                                               -------   -------   -------    -------
                                               -------   -------   -------    -------

Net income per unit                            $   .47   $   .53   $  1.51    $  1.55
                                               -------   -------   -------    -------
                                               -------   -------   -------    -------

                                    OPPENHEIMER CAPITAL

                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                       (IN THOUSANDS)

                                          ASSETS


                                                       JANUARY 31, 1995      APRIL 30, 1994
                                                       ----------------      --------------
Cash and short-term investments                                $  7,729            $  3,702

Investment management fees receivable                            31,429              28,660

Furniture, equipment and leasehold improvements
 at cost, less accumulated depreciation and
 amortization of $1,933 and $1,481                                3,584               2,741

Intangible assets, less accumulated amortization
 of $1,332 and $953                                               3,075               1,766
Other assets (Note 6)                                             8,623               6,165
                                                               --------            --------
  TOTAL ASSETS                                                 $ 54,440            $ 43,034
                                                               --------            --------
                                                               --------            --------


                              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL


Accrued employee compensation and benefits                     $  6,244             $ 6,687

Accrued expenses and other liabilities                            6,247               4,734

Note payable                                                      1,200                   -

Loan payable to bank                                             11,993               2,736

Deferred investment management fees                               1,466               1,623

Distribution payable to partners                                 10,028              14,777
                                                               --------            --------

  TOTAL LIABILITIES                                              37,178              30,557
                                                               --------            --------
Minority interest                                                   136                  25

PARTNERS' CAPITAL                                                17,126              12,452
                                                               --------            --------
  TOTAL LIABILITIES, MINORITY INTEREST
    AND PARTNERS' CAPITAL                                      $ 54,440            $ 43,034
                                                               --------            --------
                                                               --------            --------


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                  OPPENHEIMER CAPITAL

                            CONSOLIDATED STATEMENTS OF INCOME

                                      (IN THOUSANDS)

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      JANUARY 31,            JANUARY 31,
                                                  -------------------   ---------------------
                                                    1995        1994       1995         1994
                                                  --------     -------    -------     -------
OPERATING REVENUES

Investment management fees                         $29,968     $28,588    $90,655     $82,974
Net distribution assistance and commission income    1,994        (122)     4,766         768
Interest and dividends                                  79          39        184          88
                                                  --------     -------    -------     -------

TOTAL OPERATING REVENUES                            32,041      28,505     95,605      83,830
                                                  --------     -------    -------     -------

OPERATING EXPENSES

Compensation and benefits                           13,954      11,033     40,966      32,577
Occupancy                                            1,526       1,343      4,793       4,071
General and administrative                           2,890       1,570      6,917       4,749
Promotional                                          2,558       2,243      7,684       6,289
                                                  --------     -------    -------     -------
TOTAL OPERATING EXPENSES                            20,928      16,189     60,360      47,686
                                                  --------     -------    -------     -------
OPERATING INCOME                                    11,113      12,316     35,245      36,144

Income taxes (Note 3)                                 (233)          -       (823)          -

INCOME BEFORE MINORITY INTEREST                     10,880      12,316     34,422      36,144

Minority interest                                      (60)        (11)         3         (35)
                                                  --------     -------    -------     -------
NET INCOME                                        $ 10,820     $12,305    $34,425     $36,109
                                                  --------     -------    -------     -------
                                                  --------     -------    -------     -------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 OPPENHEIMER CAPITAL

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          JANUARY 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $ 34,425     $ 36,109
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Amortization of restricted unit compensation expense                    960          622
  Depreciation and amortization                                           831          661
  Minority interest, net of distributions                                 111           35
(Increase) decrease in:
  Investment management fees receivable                                (2,769)      (2,263)
  Other assets                                                            365       (1,732)
Increase (decrease) in:
  Accrued employee compensation and benefits                             (443)      (3,833)
  Accrued expenses and other liabilities                                1,513         (210)
  Note payable                                                          1,200           --
  Deferred investment management fees                                    (157)         330
                                                                     --------     --------
Net cash provided by operating activities                              36,036       29,719
                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets                                              (1,295)        (936)
Intangible assets resulting from acquisitions                          (1,688)          --
Proceeds from sales of mutual fund shares and other investments           752        1,183
Purchases of mutual fund shares and other investments                  (3,222)      (2,088)
                                                                     --------     --------
Net cash (used in) investing activities                                (5,453)      (1,841)
                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from bank loans                                            9,257        6,178
Distributions to partners:
  Oppenheimer Financial Corp.                                         (11,704)     (12,159)
  Oppenheimer Capital, L.P.                                           (24,195)     (22,885)
Contributions by Oppenheimer Capital, L.P.                                 86           68
                                                                     --------     --------
Net cash (used in) financing activities                               (26,556)     (28,798)
                                                                     --------     --------
Net increase (decrease) in cash and short term investments              4,027         (920)

Cash and short term investments at beginning of period                  3,702        4,085
                                                                     --------     --------
Cash and short term investments at end of period                     $  7,729     $  3,165
                                                                     --------     --------
                                                                     --------     --------
Supplemental disclosure of cash flow information:

Interest paid                                                        $    491     $     96
                                                                     --------     --------
                                                                     --------     --------
New York City unincorporated business taxes paid                     $    625     $      -
                                                                     --------     --------
                                                                     --------     --------

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        OPPENHEIMER CAPITAL

            NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION:

    Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.14% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.86% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.  BASIS OF PRESENTATION:

    The interim financial information in this report has not been audited.
The financial statements should be read in conjunction with the financial statements included in the Partnership's 1994 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.  INCOME TAXES:

    The Operating Partnership was subject to New York City unincorporated business tax ("UBT") of $233,000 and $823,000, respectively, for the three months and nine months ended January 31, 1995. Prior to January 1, 1995, payment of this tax by the Operating Partnership was based on Opfin's share of distributable income and, thus, had no effect on the Partnership or its limited partners. However, effective January 1, 1995, the New York City UBT is paid by the Operating Partnership for both the Partnership and Opfin based on their respective general partnership interests in the Operating Partnership. The Partnership and Opfin receive a credit for their pro rata shares of New York City UBT paid by the Operating Partnership. (See Oppenheimer Capital, L.P. Notes to the Financial Statements- Note 4)

4.  ACQUISITIONS OF BUSINESSES:

    On May 1, 1994, the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for a total purchase price of $1,960,000, including a $1,200,000 promissory note issued in conjunction with the purchase, allocated in accordance with their respective percentage interests. AMA Investment Advisers, L.P. and its subsidiary offer investment services and products tailored especially for members of the AMA and other health care professionals and medical organizations.

    On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of $1,629,000 and renamed it Oppenheimer Capital Trust Company. This company offers collectively managed portfolios of specialized asset classes.

5.  PRIOR PERIOD FINANCIAL INFORMATION:

    Certain prior period financial information has been reclassified to conform with the current period presentation.

6.  OTHER ASSETS:

    Included in other assets is an investment in Orange County securities. On December 7, 1994, in response to the bankruptcy filing by Orange County, California, the Operating Partnership voluntarily purchased $2,000,000 principal amount of Orange County Tax and Revenue Anticipation Notes from a mutual fund for which Quest For Value Advisors, an affiliated investment advisor, acts as the sole investment advisor. This investment is being recorded at the market value. On February 2, 1995 and February 8, 1995, the Operating Partnership sold a total of $1,000,000 principal amount of the Orange County Tax and Revenue Anticipation notes.

                                    PART I, ITEM 2

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPPENHEIMER CAPITAL, L.P.

GENERAL

   The primary sources of income for Oppenheimer Capital, L.P. ( the "Partnership") are its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32,193,000 par value 10% note due 2012 from Oppenheimer Equities, Inc. ("Equities").

REVENUES AND EXPENSES

   The Partnership recorded equity in earnings of the Operating
Partnership for the three months ended January 31, 1995 and January 31, 1994 of $7,278,000 and $8,244,000, respectively. For the nine months ended January 31, 1995 and January 31, 1994, the Partnership recorded equity in earnings of the Operating Partnership of $23,522,000 and $24,192,000, respectively.

   Other expenses consist of New York City unincorporated business tax
("UBT"). For the three months ended January 31, 1995 and January 31, 1994, New York City UBT totaled $218,000 and $375,000, respectively, and for the nine months ended January 31, 1995 and January 31, 1994, New York City UBT totaled $939,000 and $1,140,000, respectively. The decline in New York City UBT is due to a change in the tax law effective January 1, 1995 with respect to the Operating Partnership which imposes New York City UBT on the total income of the Operating Partnership and allows the Partnership to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.

   Net income for the three months ended January 31, 1995 and January 31, 1994 amounted to $7,223,000 and $8,030,000, respectively, or $.47 per unit and $.53 per unit, respectively. Net income for the nine months ended January 31, 1995 and January 31, 1994 amounted to $23,068,000 and $23,535,000, respectively, or $1.51 per unit and $1.55 per unit, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   The only business activity carried on by the Partnership is its investment in the Operating Partnership. The Partnership receives quarterly cash distributions from the Operating Partnership and interest income from Equities. The Partnership distributes its available cash flow to its partners on a quarterly basis, representing cash distributions from the Operating Partnership plus interest income from the Equities note less New York City UBT. Consequently, the Partnership does not require any additional liquidity or capital resources.

   The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and nine months ended January 31, 1995, the Partnership declared distributions to Unitholders of $.50 per unit and $1.50 per unit, respectively.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL

GENERAL

   The Operating Partnership's results of operations include those of its basic institutional investment management business and those of Quest For Value Advisors ("Advisors"), Quest For Value Distributors ("Distributors"), Oppenheimer Capital Futures Management, Oppenheimer Capital Limited, AMA Investment Advisers, L.P., American Medical Investment Co., L.P. ("AMICO"), Oppenheimer Capital Trust Company and Saratoga Capital Management.

   The value of assets under management decreased to $29.1 billion at January 31, 1995 from $29.7 billion at January 31, 1994. Institutional and private account assets under management decreased to $23.5 billion from $24.7 billion. This decrease was primarily due to the loss of two option management accounts with assets of $1.1 billion. Mutual fund assets under management increased 12.3% to $5.6 billion from $5.0 billion for the same period.

REVENUES

   Total operating revenues increased 12.4% for the three months ended January 31, 1995 to $32,041,000 from $28,505,000 for the three months ended January 31, 1994 and increased 14.0% for the nine months ended January 31, 1995 to $95,605,000 from $83,830,000 for the nine months ended January 31, 1994. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

   Investment management fees increased 4.8% for the three months ended
January 31, 1995 to $29,968,000 from $28,588,000 for the three months ended January 31, 1994 although average assets under management for the three months ended January 31, 1995 decreased 1.3% to $28.8 billion from $29.1 billion for the three months ended January 31, 1994. Investment management fees increased 9.3% for the nine months ended January 31, 1995 to $90,655,000 from $82,974,000 for the nine months ended January 31, 1994 as average assets under management for the nine months ended January 31, 1995 increased 3.2% to $29.2 billion from $28.3 billion for the nine months ended January 31, 1994. The primary reason for the increases in investment management fees is higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds and wrap fee accounts. Investment management fees also increased as a result of performance fees earned during the nine months ended January 31, 1995 whereas no performance fees were earned in the prior year period.

   Net distribution assistance and commission income increased significantly to $1,994,000 for the three months ended January 31, 1995 and to $4,766,000 for the nine months ended January 31, 1995. These increases reflected higher CD commission income as a result of increased demand for funds by banks. Commission income also increased during the three months and nine months ended January 31, 1995 as a result of commission income derived from new businesses and services offered.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

EXPENSES

   Total expenses increased 29.3% for the three months ended January 31, 1995 to $20,928,000 from $16,189,000 for the three months ended January 31, 1994 and increased 26.6% for the nine months ended January 31, 1995 to $60,360,000 from $47,686,000 for the nine months ended January 31, 1994. The increase in expenses reflected the expansion of the Operating Partnership's business, including new products and services, during the current fiscal year. New business added during the year included: AMA Investment Advisers, L.P., AMICO, Oppenheimer Capital Trust Company, and Saratoga Capital Management. In order to service an expanding institutional account business we added to our client service staff. To strengthen our efforts in obtaining new institutional business we added additional marketing and support staff. In addition, we continued to add to our international division as we added portfolio managers, researchers, and support staff. As a result of the expansion outlined above, we added to staff support services such as Information Systems, Legal, Accounting, and Human Resources.

   The major category of expense of the Operating Partnership is employee compensation and benefits. Compensation and benefits expense increased 26.5% for the three months ended January 31, 1995 to $13,954,000 from $11,033,000 for the three months ended January 31, 1994 and increased 25.8% for the nine months ended January 31, 1995 to $40,966,000 from $32,577,000 for the nine months ended January 31, 1994. Compensation and benefits expense increased due to additions to staff in the new businesses entered into during the current fiscal year, the expanding mutual fund distribution system, and the core investment management business. In addition, compensation and benefits increased as a result of higher incentive compensation accruals due to increased new business.

   Occupancy expenses increased 13.6% for the three months ended January 31, 1995 to $1,526,000 from $1,343,000 for the three months ended January 31, 1994 and increased 17.7% for the nine months ended January 31, 1995 to $4,793,000 from $4,071,000 for the nine months ended January 31, 1994. This increase was primarily due to the leasing of additional space to house the Operating Partnership's expanding business, as well as the new businesses entered into during the current fiscal year.

   General and administrative expenses increased 84.1% for the three months ended January 31, 1995 to $2,890,000 from $1,570,000 for the three months ended January 31, 1994. For the nine months ended January 31, 1995, general and administrative expenses increased 45.7% to $6,917,000 from $4,749,000 for the nine months ended January 31, 1994. For both the three and nine months ended January 31, 1995, general and administrative expenses increased as a result of costs incurred in connection with the start up and development of new businesses, and increased activities in our traditional businesses. This increase was primarily due to higher professional services, computer, and communication costs. In addition, general and administrative expenses increased due to higher interest expense as a result of higher average borrowing and increased interest rates.

   Promotional expenses increased 14.0% for the three months ended January 31, 1995 to $2,558,000 from $2,243,000 for the three months ended January 31, 1994 and increased 22.2% for the nine months ended January 31, 1995 to $7,684,000 from $6,289,000 for the nine months ended January 31, 1994. Promotional expenses increased due to higher travel, entertainment, and promotional costs in the mutual fund and institutional and private account businesses as well as the new businesses entered into during the current fiscal year.

                           MANAGEMENT'S DISCUSSION AND ANALYSIS

OPERATING INCOME

   Operating income for the three months ended January 31, 1995 decreased 9.8% to $11,113,000 from $12,316,000 for the three months ended January 31, 1994 and decreased 2.5% for the nine months ended January 31, 1995 to $35,245,000 from $36,144,000 for the nine months ended January 31, 1994. Operating income decreased as a result of an increase in operating revenues offset by a larger increase in the operating expenses described above.

INCOME TAXES

   The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $233,000 and $823,000, respectively, for the three months and nine months ended January 31, 1995.
Prior to January 1, 1995, payment of this tax by the Operating Partnership was based on Opfin's share of the Operating Partnership's distributable income and therefore had no effect on the distributions paid to the Partnership. However, effective January 1, 1995, the distributions to the Partnership and Opfin will be reduced by the pro rata amount of the New York City UBT applicable to the partners. The Partnership and Opfin will receive a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.


LIQUIDITY AND CAPITAL RESOURCES

   The Operating Partnership currently borrows funds from a commercial bank to support increased management fees receivable, to expand its facilities, to accommodate the growth of its business and to finance acquisitions. The Operating Partnership has entered into an agreement with a commercial bank to sell the right to receive 12b-1 and contingent deferred sales fees from the sale of Class "B"shares of the Quest For Value Family of Funds. In return, the bank funds the commissions paid to brokers associated with the sales of Class "B" shares.

   The Operating Partnership has established a $15 million credit facility with a commercial bank to meet operating and financing needs.

   The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash after taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On January 31, 1995, the Operating Partnership declared a distribution to its partners of $10,028,000, payable on February 28, 1995.

   The Operating Partnership has two broker-dealer subpartnerships, Distributors and AMICO, both of which are subject to the rules and regulations of the Securities and Exchange Commission, which require the maintenance of minimum net capital. For the nine months ended January 31, 1995, these broker-dealer subpartnerships met these minimum net capital requirements.

PART II. OTHER INFORMATION

Not Applicable

                                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              OPPENHEIMER CAPITAL, L.P.
                                      BY:      OPPENHEIMER FINANCIAL CORP.,
                                                ITS GENERAL PARTNER



     Date:  March 10, 1995      By:  /s/Joseph M. La Motta
                                     ----------------------------------------
                                        Joseph M. La Motta
                                        Executive Vice President and Director
                                        of Oppenheimer Financial Corp.;
                                        President and Chief Executive Officer
                                        of Oppenheimer Capital


                                By:  /s/Sheldon M. Siegel
                                     ----------------------------------------
                                        Sheldon M. Siegel
                                        Managing Director and Chief Financial
                                        Officer of Oppenheimer Capital