Form 10-K
period 1995-04-30
OPPENHEIMER CAPITAL L P /DE/
filed 1995-07-31
CIK 814562

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-K

    X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
    __                                 Act of 1934
                    For the fiscal year ended April 30, 1995
                                           or
    __ Transition Report pursuant to Section 13 or 15(d) of the Securities
                                  Exchange Act of 1934

                 For the transition period from ____________ to _____________

                              Commission file Number 1-9597

                                OPPENHEIMER CAPITAL, L.P.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

              DELAWARE                                      13-3412614
 -------------------------------                  -----------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                   10281
- - ------------------------------------------               --------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code  (212) 667-7000

Securities registered under Section 12(b) or Section 12(g) of the Act:

UNITS OF LIMITED PARTNERSHIP INTEREST          NEW YORK STOCK EXCHANGE
- - -------------------------------------  -----------------------------------------
         Title of class                Name of each exchange on which registered

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes __X__   No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

   The aggregate market value of Units of limited partnership interest held by non-affiliates of the registrant at July 14, 1995 (based on the closing price at which the Units of limited partnership interest were sold on the New York Stock Exchange on such date) was approximately $369,000,000.

   The issuer is a limited partnership. There were 15,234,503 Units of limited partnership interest outstanding at July 14, 1995.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Part IV, Item 14, incorporates by reference several exhibits from the registrant's Registration Statement on Form S-3, as amended, filed on April 16, 1991 (File No. 33-39354) and Form S-8 filed on July 2, 1990 (File No. 33-35584).

                                    PART I

ITEM 1. BUSINESS

     Oppenheimer Capital L.P. (the "Partnership") is a publicly-traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin"), and 99% by its public limited partners ("unitholders"). The Partnership's primary business is its holding of a majority interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

     On July 9, 1987, the Partnership completed an initial public offering of 7,920,000 units of limited partnership interest ("units") and contributed the net proceeds of $98,028,000 and a $1,004,000 contribution by Opfin to the Operating Partnership in exchange for a 32.3% general partnership interest in the Operating Partnership.

     On April 23, 1991, the Partnership issued 6,200,000 units to Opfin in exchange for an additional 31.77% general partnership interest in the Operating Partnership (the "Exchange"). Such units were then sold by Opfin in a public offering. On May 1, 1991, pursuant to the exercise of an over-allotment option granted to the underwriters of the public offering of Partnership units, the Partnership issued 355,000 units to Opfin in exchange for an additional 1.82% general partnership interest in the Operating Partnership. Such units were then sold by Opfin to the public.

     Additional general partnership interests in the Operating Partnership totaling 1.40% were acquired by the Partnership as a result of the issuance of units pursuant to the Restricted Unit and Option Plans. At July 14, 1995, the Partnership's and Opfin's general partnership interests in the Operating Partnership were 67.29% and 32.71%, respectively.

     Prior to the date of the Exchange, the Operating Partnership owned a $98,000,000 par value 10% note (the "Equities Note") maturing in the year 2012 due from Oppenheimer Equities, Inc. ("Equities"), a direct wholly-owned subsidiary of Opfin. At the time of the Exchange, the Equities Note was divided into two promissory notes based on each partner's interest in the Operating Partnership prior to the Exchange. The Operating Partnership distributed a note in the principal amount of $32,193,000 to the Partnership and a note in the principal amount of $65,807,000 to Opfin. These two notes contained the same terms and provisions as the Equities Note.


GENERAL

     As the primary sources of income of the Partnership consist of its proportionate share of the net income of the Operating Partnership and interest income on the $32,193,000 note due from Equities, the following discussion will focus on the activities of the Operating Partnership and a description of the note.

      The Operating Partnership derives its revenue and net earnings primarily from providing investment management services to institutions, individuals and registered investment companies. In 1986, Oppenheimer Capital Corp. ("Opcap"), a predecessor corporation, organized both Quest For Value Advisors, Inc. ("Quest Advisors"), a wholly-owned investment management subsidiary, for the purpose of managing mutual funds, and Quest For Value Distributors, Inc. ("Quest Distributors"), a wholly-owned registered broker-dealer subsidiary, for the purpose of distributing mutual funds. On July 9, 1987, Quest Advisors and Quest Distributors were reorganized as subpartnerships of the Operating Partnership which retained a 99% general partnership interest, while Opfin purchased a 1% general partnership interest, in the subpartnerships. Quest Advisors manages four registered investment companies encompassing 25 investment portfolios, or "mutual funds". In June 1991, Oppenheimer Capital Limited, a wholly-owned U.K. investment management company, was established to provide investment management services to foreign institutional investors. In January 1994, Oppenheimer Capital International was formed as a division of the Operating Partnership to manage non-U.S. equities for clients. Investment management and advisory fees are generally based on the net assets of the investment portfolios under management and fluctuate due to changes in the total value of the net assets under management.

     The asset management industry grew significantly during the five years ended June 30, 1994 with tax-exempt and taxable assets managed by U.S. investment advisers, bank trust departments and insurance companies increasing from $3.9 trillion at June 30, 1989 to $7.5 trillion at June 30, 1994. (Source: Directory of Pension Funds and their Investment Managers.) During this period, the growth in assets under management at investment management firms exceeded the corresponding growth at banks and insurance companies. At June 30, 1989, investment management firms managed $2.3 trillion or approximately 59% of total tax-exempt and taxable assets under management. At June 30, 1994, they accounted for $5.5 trillion or approximately 73% of total tax-exempt and taxable assets under management. The mutual fund industry has also experienced rapid growth during the past five years. During the five years ended December 31, 1994, assets of mutual funds (excluding money market and municipal mutual funds) increased from $553.9 billion to $1,550.5 billion according to the Investment Company Institute.

     The investment management industry is fragmented and the Operating Partnership's share of assets under management is less than one half of 1% of all industry assets under management.

     The Operating Partnership's staff of 417 employees includes 45 investment professionals, of whom 32 are portfolio managers, 11 are security analysts and 2 are economists/strategists. The average tenure of these professionals at the Operating Partnership is 10 years, and their average investment experience is 19 years. Besides the staff of 45 investment professionals, Quest Advisors, Quest Distributors and the Operating Partnership have a support staff of 372 individuals of whom 69 work exclusively on the sale and distribution of Quest for Value Mutual Funds.
The Operating Partnership's brokerage affiliate, Oppenheimer & Co., Inc. ("Opco"), a registered broker-dealer, has approximately 2,800 employees, including approximately 800 individuals who are engaged primarily in customer sales activities at its New York headquarters or in its regional offices.

     The Operating Partnership's investment strategy seeks to combine the preservation of capital in falling markets with market or above-market performance in rising markets. To achieve these results, all investment professionals are involved in the security selection process. All portfolio managers are experienced security analysts and have research responsibilities which necessarily integrate the research and portfolio management functions. All work together to maintain the Operating Partnership's list of approved investments. Asset mix decisions are made by the chief investment officer, economists and senior portfolio managers; however, all other investment professionals participate in the process. The Operating Partnership believes that this integrated structure gives the Operating Partnership the ability to allocate assets to capitalize on shifts in relative value between asset categories. The result has been above median long-term investment returns.

     According to the most recent five-year and ten-year ranking by SEI Corporation ("SEI"), the investment performance of the Operating Partnership's composite of discretionary equity-oriented accounts ranked in the top 25% and 24%, respectively, of the equity funds in SEI's data base at March 31, 1995*. The Operating Partnership's composite of discretionary equity-oriented accounts, which consist of employee benefit plans that have market values of at least $10,000,000, has produced positive returns in nineteen of the last twenty calendar years while the S&P 500 declined in three of such years. There is no assurance that the Operating Partnership's relative performance will continue in the future.

         REVENUES. The Operating Partnership generates fee income from the accounts under management based primarily on the value of assets in each account and also, to a limited extent, on performance. For the five years ended April 30, 1995, the Operating Partnership's investment management fee income has grown from $67.8 million to $122.6 million, representing a compound annual increase of 12.6%. Investment management fee income for the year ended April 30, 1995, as compared to the year ended April 30, 1994, increased 10.0% from $111.4 million.

- - -------------------
* As of December 31, 1994, SEI's equity fund data base covered 1,009 equity portfolios aggregating $107.2 billion in assets managed by 366 investment advisers and is compiled from information provided in most cases by
custodians of institutional advisory accounts.   The Operating Partnership's
past performance and SEI rankings do not adjust for advisory fees or other
expenses and assume the reinvestment of distributions.   Also, SEI does not
rank mutual fund performance and the advisers rated may have managed their accounts to achieve different investment objectives.

         The sources of the Operating Partnership's fee income are diversified and balanced among the Public, Jointly Trusteed and Corporate Employee Benefit Plans, and Endowments and Foundations which together account for 68% of fee income. Mutual Funds, Individuals, Wrap Fee accounts and Option and Hedging management contribute to the balance. Other than registered investment companies, no single account represented more than 2% of the Operating Partnership's total investment management revenues during the year ended April 30, 1995.

         ASSETS UNDER MANAGEMENT. The following table sets forth the amount of assets under the Operating Partnership's management at April 30, 1995 and April 30, 1994 in millions.

                                        April 30, 1995       April 30, 1994
                                        --------------       --------------
Public employee benefit plans             $   8,988             $   8,306
Jointly trusteed benefit plans                7,064                 6,249
Corporate employee benefit plans              4,737                 4,135
Endowments and foundations                      925                   883
Individuals and small tax-exempt
  institutions                                2,427                 2,183
Option management                             1,397                 2,418
Registered investment companies               6,256                 5,228
                                          ---------             ---------
         Total                            $  31,794             $  29,402
                                          =========             =========

         At April 30, 1990, 1991, 1992, and 1993, total assets under management were (in millions) $19,425, $21,944, $23,706 and $26,386, respectively. For the five years ended April 30, 1995, assets under management grew at a compound annual rate of 10.4%.

         Public employee benefit plans are organized by government agencies and municipalities. Jointly trusteed benefit plans consist of collectively-bargained employee benefit plans pursuant to which at least two unrelated employers contribute to a common fund (with no one employer making more than 50% of the contributions). Corporate employee benefit plans are organized by corporations to provide employee benefits. Generally, the minimum size for new investment management accounts is $10,000,000 for equity accounts, $15,000,000 for fixed income accounts and $3,000,000 for option management accounts. Either the Operating Partnership or its clients may terminate investment management agreements without penalty after a brief notice period.

         Many factors influence a client's decision to select an investment adviser, including the investment adviser's performance record, the adviser's ability to implement consistently its investment strategy, the adviser's ability to manage the assets within the investment parameters, if any, set by the client and the marketing of such services.

         The Operating Partnership focuses its marketing efforts on presentations directly to prospective clients and to independent consultants who provide advice to such clients. This effort consists of a staff of 14 marketing professionals whose primary responsibilities are to make presentations to clients and consultants and to direct the efforts of the marketing and client service support staff.

         Each account is structured to satisfy the specific investment objectives, guidelines and risk constraints, if any, agreed upon by each client and the Operating Partnership. The Operating Partnership determines the appropriate investment strategy, subject to each client's guidelines and objectives. Furthermore, depending on the type of account, the Operating Partnership determines whether investments are made in equities, fixed income securities or cash equivalents, and in what proportion, based on prevailing economic and monetary factors that influence the capital markets. The Operating Partnership then selects the specific equities, fixed income securities and/or short-term investments to be purchased for each portfolio, subject to the strategy to be implemented and the objectives and guidelines of each account.

QUEST FOR VALUE FAMILY OF FUNDS

         In 1982, Mercantile House Holdings PLC ("Mercantile") acquired Opcap, Opco and Oppenheimer Management Corporation ("OMC"), an investment adviser to the Oppenheimer group of mutual funds. In March 1986, an 82% interest in Opcap and Opco was purchased by members of their senior managements from Mercantile (the "Acquisition"). Prior to 1987, except for the Quest for Value Fund, all mutual fund activity was carried on by OMC. In connection with the Acquisition, OMC was granted an exclusive perpetual license to use the "Oppenheimer" name in connection with its mutual fund business. The Operating Partnership is not affiliated with OMC, which continues to manage a family of mutual funds using the name "Oppenheimer".

         After the Acquisition, the Operating Partnership began efforts to expand its participation in all aspects of the mutual fund business using the name "Quest for Value". Since the Acquisition, the Operating Partnership has formed four mutual funds: Quest for Value Cash Management Trust (which has been replaced by the Quest Cash Reserves), Quest for Value Dual Purpose Fund, Inc., Quest for Value Family of Funds (comprised of twelve portfolios including the Quest for Value Fund) and Quest for Value Accumulation Trust (comprised of seven portfolios). The aggregate assets of the Quest for Value Mutual Funds at April 30, 1995 was $4,300 million and total registered investment companies assets under management at April 30, 1995 was $6,256 million.

         The Quest for Value Cash Management Trust, a money market fund established in January 1987, was replaced by Quest Cash Reserves, a money market fund with three portfolios, during the fiscal year ended April 30, 1990. During the same year, Opco selected Quest Cash Reserves as the primary money market fund for its customers' cash balances. Two portfolios were added during the fiscal year ended April 30, 1991. At April 30, 1995, the net assets of this fund were $1,865 million and substantially all the shares were owned by Opco customers.

         In February 1987 Quest Advisors formed the Quest for Value Dual Purpose Fund., Inc., a closed-end dual purpose registered investment company. The Quest for Value Dual Purpose Fund offers the investor a leveraged investment without interest costs that combines the traditional investment techniques of the Operating Partnership, along with futures and options strategies. Total net assets of this fund at April 30, 1995 amounted to $750 million.

         The twelve portfolios and the year of introduction of the portfolios in the Quest for Value Family of Funds are: Quest for Value Fund (1980), U.S. Government Income Fund (1988), Opportunity Fund (1989), Small Capitalization Fund (1989), Global Equity Fund (1990), Investment Quality Income Fund
(1990), Growth and Income Fund (1991), Global Income Fund (1991), Officers Fund (1995) and National, New York, and California Tax-Exempt Funds (1990). Total net assets of the Quest for Value Family of Funds at April 30, 1995 amounted to $1,324 million.

         In 1988, Quest Advisors was selected by Mutual of New York ("MONY") as investment adviser for the Quest for Value Accumulation Trust, a series fund of five portfolios supporting MONY's variable annuity insurance products. In September 1994, the Quest for Value Accumulation Trust was effectively split into two funds: the Enterprise Accumulation Trust, supporting MONY's MONYMaster variable annuities and its EquityMaster variable life insurance policy; and the "new" Quest for Value Accumulation Trust, supporting MONY's ValueMaster variable annuities and Provident Mutual Life Insurance Company of Philadelphia's VIP II variable annuities. MONY became adviser to the Enterprise Accumulation Trust. Quest Advisors continues as subadviser to the Equity, Managed and Small Cap portfolios of that trust. This fund series had $1,100 million of net assets under management at April 30, 1995.

         The "new" Quest for Value Accumulation Trust, with assets under management of $93 million at April 30, 1995, consists of seven portfolios, including an Equity, Small-Cap, Global Equity, Managed, Bond, U.S. Government Income and Money Market portfolio.

         During fiscal 1992, the Board of Directors of the Quest For Value Funds approved agreements whereby funds managed by Quest Advisors, having similar investment objectives and policies, would acquire all of the assets, subject to liabilities, of each fund of the AMA Family of Funds. The mergers of these funds were completed at various dates in September, November and December 1991.

         During fiscal 1993, the Unified Family of Funds were merged into funds managed by Quest Advisors. The mergers of these funds were completed in December 1992 and January 1993.

         Although Quest Distributors utilizes the placement ability of the Opco distribution network to distribute mutual funds, Quest Distributors has organized a marketing effort which distributes the Quest for Value mutual funds through approximately 610 independent broker-dealers and other distribution channels such as banks.

SUBSEQUENT EVENT

         On June 16, 1995, OMC and the Operating Partnership announced that they were in discussions for OMC to acquire the investment advisory contracts and associated business relationships of twelve of Oppenheimer Capital's Quest for Value Funds. The discussions cover funds with total net assets of approximately $1.5 billion. The companies said that any transaction would be subject to the signing of a definitive agreement and all necessary approvals of the funds' shareholders.

         The six equity funds under discussion would continue to be managed by Quest Advisors, a subpartnership of the Operating Partnership, under a subadvisory agreement with OMC. This would allow the current portfolio management teams to remain in place after the prospective acquisition is completed. At July 14, 1995, total net assets in those funds was $1.2 billion.

         It is contemplated that each of the six Quest for Value fixed income funds would be merged into funds currently managed by OMC. Total net assets of the six Quest for Value fixed income funds was $.3 billion at July 14, 1995.

         In addition, as a result of the proposed transaction, operating profits from mutual fund activities are expected to increase as expense reductions from the curtailment of distribution efforts with respect to the funds being sold is expected to exceed the reduction in management fees.

         CASH MANAGEMENT SERVICES. In December 1988, the Operating Partnership made a commitment to expand substantially its presence in the cash management services business. The overall market for such services is very large, and the Operating Partnership believed its investment and distribution skills would help it obtain a meaningful share of such market. The Operating Partnership established a separate division, Quest Cash Management Services, for this business and hired key management and marketing personnel who have developed an eight product line: a primary money market fund, a government money market fund, a general municipal money market fund, a New York municipal money market fund, a California municipal money market fund, an insured money market deposit account, a certificate of deposit marketing operation and a unit investment trust business. This product line is designed principally for distribution through financial intermediaries such as brokerage firms, banks, investment counselors, financial planners and insurance companies.

         Quest Cash Reserves is a money market fund comprised of five portfolios: Primary, Government and General Municipal (each introduced in fiscal 1990); and a New York Municipal and California Municipal (each introduced in fiscal 1991). Total assets under management at April 30, 1995 was $1,865 million.

         The Quest Cash Management Services Division's certificate of deposit ("CD") marketing operation was established in August 1989. On June 16, 1992, new legislation was finalized which allows banks with certain capital ratios the continued ability to issue brokered CD's. Additional information on the new legislation can be found in section 301 of The Federal Deposit Insurance Corporation Improvement Act of 1991.

         In April 1993, Quest Cash Management Services established the QUILTS (unit investment laddered trust) business, the sponsorship of unit investment trusts.

         The Operating Partnership has incurred significant expenditures for the startup and expansion of the Mutual Fund and Cash Management Services businesses. This expansion program is now complete.

         WRAP FEE. The Operating Partnership's "wrap fee" accounts represent a service which has a single-fee structure covering all charges, including investment management services, brokerage services, custodial services, record keeping and reporting. This product is specifically designed to meet the needs of individuals and smaller institutions seeking professional management for accounts of $100,000 or more. Investors may choose either an equity or balanced account. This product is available through Opco, Smith Barney, Prudential Securities, Inc., Paine Webber, Kemper Securities, GVTC, and Morgan Keegan and the Operating Partnership is negotiating additional relationships. Assets under management totaled $1,804 million at April 30, 1995.

         OPPENHEIMER CAPITAL TRUST COMPANY. On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company ("Opcap Trust"). Ownership of a trust company provides a more cost-effective means for the Operating Partnership's investment professionals to manage total fund assets for mid-sized institutional accounts, especially ERISA accounts, as well as the capability to furnish a broader range of services to 401(k) and other defined contribution programs. In addition, Opcap Trust offers commingled portfolios of specialty classes, such as small-cap and international, to institutional clients with larger equity and balanced separate accounts seeking diversification.

         AMA INVESTMENT ADVISERS. On May 1, 1994, the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1% partnership interest, respectively, for a total purchase price of $500,000 and a $1,200,000 promissory note contributed in accordance with their respective percentage interests. AMA Investment Advisers, L.P. and its subsidiary offer investment services and products tailored especially for members of the AMA and other health care professionals and medical organizations.

         SARATOGA CAPITAL MANAGEMENT. The Operating Partnership formed Saratoga Capital Management ("Saratoga") in May 1994. Saratoga is a joint venture that provides asset allocation services to broker-dealers utilizing funds managed by independent investment advisers and Quest Advisors.

         OPTION AND HEDGING MANAGEMENT SERVICE

         The Operating Partnership has developed and continues to refine proprietary computer-assisted analytical and trading techniques for implementing option overwriting and other options and futures related activities for managed accounts, which may be employed to enhance portfolio return. The Operating Partnership serves pension funds and other institutional clients with proprietary option management techniques to control risk and generate incremental returns on their portfolios. Assets for which the Operating Partnership managed option programs totaled $1,397 million at April 30, 1995 compared with $2,418 at April 30, 1994. This decrease is due to the loss of two option management accounts with assets of approximately $1 billion.

         INVESTMENT PRACTICES
                                  ASSET ALLOCATION

         The Operating Partnership is structured to give consideration to, and closely monitor compliance with, the specific investment and social responsibility guidelines of individual clients. The Operating Partnership attempts to adapt to changing economic conditions by interrelating the Operating Partnership's analysis of overall financial liquidity with the Operating Partnership's judgments of the relative valuation of equities to the market.

         During periods of low liquidity when short-term interest rates are rising faster than longer-term rates, stock prices have generally fallen. At such times the Operating Partnership emphasizes cash as an alternative investment due to its high return and may reduce stock and fixed income positions in its accounts in favor of cash equivalent positions.

                                 VALUE DISCIPLINE

         COMPETITION. The investment management business is highly competitive. Thousands of investment advisers offer their services to advisory clients. In addition, various services and investments offered by insurance companies, banks and securities dealers compete with the services and investment opportunities offered by the Operating Partnership. Competition for investment advisory services is influenced largely by investment performance, the quality and range of services offered and the marketing of such services. Competition for sales of mutual fund shares is affected by various factors, including investment objectives and performance, compensation to brokers, marketing and methods of distributing such shares. Many of the Operating Partnership's competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of the Operating Partnership to attract new clients.

         REGULATION. Virtually all aspects of the Operating Partnership's business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the Operating Partnership's clients and shareholders of mutual funds and generally grant broad administrative powers to the agencies that regulate the Operating Partnership, including the power to limit or restrict the Operating Partnership from carrying on its business in the event that it fails to comply with such laws and regulations. Failure to comply with such laws or regulations could result in the suspension of individual employees, limitations on the Operating Partnership's (or its Subpartnerships') conduct of business for specified periods of time, the revocation of registration as an investment adviser and/or broker-dealer, censures and/or fines.

         The Operating Partnership is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is registered as an investment adviser with various state securities authorities. Quest Advisors, AMA Investment Advisers, L.P. and Saratoga are registered investment advisers. Quest Distributors and American Medical Investment Company, L.P. (a subsidiary of AMA Investment Advisers, L.P.) are registered broker-dealers. Oppenheimer Capital Futures Management, a currently inactive subpartnership of the Operating Partnership, is subject to regulation by, and is registered with, the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Adviser. Oppenheimer Capital Limited, a subsidiary of the Operating Partnership, operates in the United Kingdom and is a registered investment adviser and a member of IMRO, an investment management regulatory organization. Opcap Trust is a trust company licensed under the banking laws of the State of New York.

       OPPENHEIMER EQUITIES, INC. $32,193,000 PAR VALUE 10% NOTE DUE 2012

         The Partnership receives interest income from a $32,193,000 par value 10% note from Equities, due in the year 2012. Interest on the note is payable quarterly on the last day of February, May, August and November of each year.

         Equities may prepay all or any portion of the principal of the note. Under the note, Equities has covenanted that its consolidated net worth will not be reduced below $40 million and that it will not incur any indebtedness (outside the ordinary course of business) which is not subordinated to the note. Such restriction does not apply to Equities' subsidiaries. The note contains no other restrictions or financial covenants.

         Equities, and its wholly-owned subsidiary, Oppenheimer Holdings, Inc., are holding companies whose activities are generally limited to investments in subsidiaries, including Opco, and to the performance of managerial services for Opco and its affiliates. Income from subsidiaries, including Opco, and interest payments from a promissory note issued by Oppenheimer Group Inc. ("OGI"), Opfin's parent, to evidence a loan by Equities to OGI are Equities sole sources of income. However, the promissory note issued by OGI will mature in 1997 and may be prepaid at any time prior to such date. The payment or prepayment of such note may or may not result in the prepayment by Equities of the 10% par value note due 2012 issued to the Partnership.

ITEM 2. PROPERTIES

         The Operating Partnership currently maintains office space at the following locations: approximately 40,000 square feet at the Oppenheimer Tower, New York, New York; 39,800 square feet at the Merrill Lynch Tower, New York, New York; 44,000 square feet at 33 Maiden Lane, New York, New York; 7,900 square feet at 200 N. LaSalle Street, Chicago, Illinois; and 1,800 square feet at 330 Washington Boulevard, Marina Del Rey, California. Certain information regarding the leases is set forth in Note 2 of Notes to Consolidated Financial Statements of the Operating Partnership in Item 8.

         The Operating Partnership believes the capacity of these facilities is sufficient to meet the Operating Partnership's current and expected future office space requirements.

ITEM 3. LEGAL PROCEEDINGS

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

         The Partnership's units of limited partnership interest are traded on the New York Stock Exchange (Ticker Symbol: OCC). The high and low market price by quarter for the years ended April 30, 1995 and 1994 were as follows:

  YEAR ENDED         FIRST           SECOND           THIRD           FOURTH
APRIL 30, 1995      QUARTER          QUARTER         QUARTER         QUARTER
- - --------------      -------          -------         -------         -------
Market price:
 High               $26.375          $24.625         $22.875         $24.000
 Low                $23.250          $21.750         $18.750         $20.750

  YEAR ENDED         FIRST           SECOND           THIRD           FOURTH
APRIL 30, 1994      QUARTER          QUARTER         QUARTER         QUARTER
- - --------------      -------          -------         -------         -------
Market price:
 High               $27.375          $30.000         $29.500         $28.750
 Low                $23.750          $24.750         $26.000         $22.375

         At July 14, 1995, the closing price of the Units of limited partnership interest was $24.25 and there were approximately 26,000 beneficial holders of units.

CASH DISTRIBUTIONS

         The Partnership declared cash distributions to unitholders for the fiscal years ended April 30, 1995 and 1994 amounting to $2.1750 and $2.1375 per unit, respectively. On July 21, 1995, the Partnership announced that the quarterly distribution rate was increased to an annual rate of $2.20 per unit. Quarterly distributions are paid within 30 business days after the last day of each July, October, January and April to unitholders of record as of the last day of each fiscal quarter in respect to which such distributions are made.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the unitholders and 1% to the general partner, Opfin. The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. To the extent that additional funds are required by the Operating Partnership (e.g., to support increased management fees receivable, to expand its facilities or to accommodate the growth of its business), the Operating Partnership currently borrows from a commercial bank under a $20 million line of credit.

         The Operating Partnership's cash flow will continue to be derived from the operations of its investment management business. The Partnership's cash flow will continue to be derived substantially from the Operating Partnership plus interest income from Equities, less New York City unincorporated business tax.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT FOR PER UNIT DATA AND ASSETS UNDER MANAGEMENT)



                                      OPPENHEIMER CAPITAL, L.P.
                                     ----------------------------
                                      FOR THE YEAR ENDED APRIL 30,
                               -------------------------------------------
                                1995     1994      1993     1992    1991
                               -------  -------  -------  -------  -------
Revenues                       $34,282  $35,091  $30,022  $27,145  $15,602
Expenses                       $ 3,461  $ 4,038  $ 3,704  $ 3,614  $ 3,169
Net income                     $30,821  $31,053  $26,318  $23,531  $12,433
Net income per unit            $  2.02  $  2.04  $  1.74  $  1.57  $  1.43
Distributions declared
  per unit                     $ 2.175  $2.1375  $1.9375  $ 1.875  $ 1.825
Weighted average number
  of units outstanding          15,136   15,043   15,009   14,831    8,601

Financial condition data
 at April 30,:                   1995     1994      1993     1992    1991
                               -------  -------  -------  -------  -------
Total assets                   $96,633  $98,116  $98,365  $99,675  $98,490
Total liabilities              $10,321  $10,319  $ 9,683  $ 9,007  $ 5,124
Partners' capital              $86,312  $87,797  $88,682  $90,668  $93,366

_______________________________________________________________________________

                                           OPPENHEIMER CAPITAL
                                     ----------------------------
                                      FOR THE YEAR ENDED APRIL 30,
                               -------------------------------------------
                                1995      1994      1993     1992    1991
                              --------  --------  -------  -------  -------
Operating revenues            $129,912  $112,290  $94,733  $82,024  $76,770
Interest on the Oppenheimer
 Equities, Inc. 10% Note (1)  $     -   $     -   $    -   $    -   $ 9,397
                              --------  --------  -------  -------  -------
  Total revenues              $129,912  $112,290  $94,733  $82,024  $86,167
                              ========  ========  =======  =======  =======
Expenses                      $ 83,066  $ 64,683  $54,707  $46,144  $42,634
                              ========  ========  =======  =======  =======
Income before income taxes
 and minority interest        $ 46,846  $ 47,607  $40,026  $35,880  $43,533
                              ========  ========  =======  =======  =======

Assets under management
 at period end
 (In Billions)                $   31.8  $   29.4  $  26.4  $  23.7  $  21.9
                              ========  ========  =======  =======  =======

Financial condition data
 at April 30,:                   1995     1994      1993     1992    1991
                              --------  --------  -------  -------  -------
Total assets (1)              $ 56,129  $ 43,034  $37,677  $31,765  $28,979
Total liabilities             $ 41,582  $ 30,557  $27,830  $22,767  $18,741
Minority interest             $     87  $     25  $    18  $    13  $    17
Partners' capital (1)         $ 14,460  $ 12,452  $ 9,829  $ 8,985  $10,221


(1) Reflects the pro rata distribution by Oppenheimer Capital to its partners on April 16, 1991 of a $98,000,000 par value 10% Note due 2012 from Equities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPPENHEIMER CAPITAL, L.P.

GENERAL

         The primary source of income for Oppenheimer Capital, L.P. (the "Partnership") is its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32,193,000 par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities Note").

REVENUES AND EXPENSES

         The Partnership recorded equity in earnings of the Operating Partnership for the years ended April 30, 1995, 1994 and 1993 of $31,054,000, $31,864,000 and $26,793,000, respectively. Interest income on the Equities Note for the years ended April 30, 1995, 1994 and 1993 totaled $3,219,000 for each year.

         Net income amounted to $30,821,000 or $2.02 per unit based on an average of 15,136,000 units outstanding for the year ended April 30, 1995; $31,053,000 or $2.04 per unit based on an average of 15,043,000 units outstanding for the year ended April 30, 1994; and $26,318,000 or $1.74 per unit based on an average of 15,009,000 units outstanding for the year ended April 30, 1993.

         Amortization of goodwill for the years ended April 30, 1995, 1994 and 1993 amounted to $2,588,000 for each year. Other expenses consist of New York City unincorporated business tax ("UBT") computed at a rate of 4% of taxable income. For the years ended April 30, 1995, 1994 and 1993, New York City UBT amounted to $873,000, $1,450,000 and $1,116,000, respectively. The decline in New York City UBT in fiscal 1995 reflects a new tax law which became effective on January 1, 1995, pursuant to which the Operating Partnership pays New York City UBT on its taxable income and the Partnership receives a credit for its share of any tax paid by the Operating Partnership.

INCOME TAXES

         Neither the Partnership nor the Operating Partnership is subject to Federal or local income taxes on its earnings. Such taxes are the obligation of individual partners. Under current law, the Partnership will be required to pay Federal and state income taxes beginning with the 1998 tax year.

LIQUIDITY AND CAPITAL RESOURCES

         The only business activity carried on by the Partnership is its investment in the Operating Partnership. The Partnership receives quarterly cash distributions from the Operating Partnership and receives interest income from Oppenheimer Equities, Inc. (See Note 4B to the financial statements). The Partnership distributes its available cash flow to its partners, which equals cash distributions from the Operating Partnership plus interest income from Oppenheimer Equities, Inc. less New York City UBT. Consequently, the Partnership does not require any additional liquidity or capital resources.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the years ended April 30, 1995, 1994 and 1993, the Partnership declared total distributions to Unitholders of $2.175, $2.1375 and $1.9375 per unit, respectively.

OPPENHEIMER CAPITAL

GENERAL

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of Quest for Value Advisors ("Advisors"), Quest for Value Distributors, Oppenheimer Capital Futures Management, Oppenheimer Capital Limited, Saratoga Capital Management ("Saratoga"), Oppenheimer Capital Trust Company ("Opcap Trust"), AMA Investment Advisers, L.P. and American Medical Investment Company, L.P. (collectively "AMA Investment Advisers").

         For all periods presented, the Operating Partnership's operations have been characterized by substantial increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds increased in size due to increased fund sales and market appreciation. As revenues are generally derived by charging a fee based on the net assets of clients' portfolios, all periods presented showed increased operating revenue. Revenues for all periods presented consist principally of investment management fees.

         The value of assets under management increased 8.1% to $31.8 billion at April 30, 1995 from $29.4 billion at April 30, 1994. Institutional and private account assets under management increased 5.6% to $25.5 billion from $24.2 billion and mutual fund assets under management increased 19.7% to $6.3 billion from $5.2 billion for the same period.

         The value of assets under management increased 11.4% to $29.4 billion at April 30, 1994 from $26.4 billion at April 30, 1993. Institutional and private account assets under management increased 8.7% to $24.2 billion from $22.3 billion and mutual fund assets under management increased 26.1% to $5.2 billion from $4.1 billion for the same period.

REVENUES

         Total operating revenues increased 15.7% for the year ended April 30, 1995 to $129,912,000 from $112,290,000 for the year ended April 30, 1994 and increased 18.5% for the year ended April 30, 1994 from $94,733,000 for the year ended April 30, 1993. Total operating revenues includes investment management fees, net distribution assistance, commission income, interest and dividends.

         Investment management fees increased 10.0% to $122,578,000 for the year ended April 30, 1995 from $111,396,000 for the year ended April 30, 1994. This increase is a result of average assets under management increasing 4.0% to $29.7 billion for the year ended April 30, 1995 from $28.5 billion for the year ended April 30, 1994 and higher fee realizations as a result of a continued shift in the asset mix toward businesses with higher effective fee rates, such as mutual funds, variable annuities and wrap fee accounts, and increased performance fees in fiscal 1995 ($2.8 million in 1995 vs. $.7 million in 1994). Also contributing to the higher effective fee rate was the loss of two option management accounts with assets of approximately $1 billion. These accounts had a fee rate significantly below the fee rate on the Operating Partnership's existing business.

         Investment management fees increased 19.5% for the year ended April 30, 1994 from $93,197,000 for the year ended April 30, 1993, primarily as a result of average assets under management increasing 14.2% for the year ended April 30, 1994 from $25.0 billion for the year ended April 30, 1993. This increase also reflects higher fee realizations in the Operating Partnership's newer businesses and its institutional investment management business.

         Net distribution assistance and commission income increased significantly to $7,053,000 for the year ended April 30, 1995 from $770,000 for the year ended April 30, 1994. This increase reflects a $4.0 million increase in Certificate of Deposit commission income as a result of increased demand for funds by banks. Commission income also increased as a result of the acquisition of AMA Investment Advisers and increased sales by the Unit Investment Trust Division. The above increases in commissions were offset in part due to a shift in the sales mix of Quest for Value Mutual Funds toward sales of Class B and C shares which, unlike Class A shares, have no upfront commission.

         Net distribution assistance and commission income decreased 45.2% for the year ended April 30, 1994 from $1,405,000 for the year ended April 30, 1993 primarily as a result of lower mutual fund commission income which declined in part due to the introduction of Class B and C shares which have no upfront commission.

EXPENSES

         Total operating expenses increased 28.4% for the year ended April 30, 1995 to $83,066,000 from $64,683,000 for the year ended April 30, 1994 and increased 18.2% for the year ended April 30, 1994 from $54,707,000 for the year ended April 30, 1993.

         The Operating Partnership's most significant expense category is compensation and benefits which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 25.4% to $55,367,000 for the year ended April 30, 1995 from $44,137,000 for the year ended April 30, 1994 and increased 15.9% for the year ended April 30, 1994 from $38,070,000 for the year ended April 30, 1993. For all periods presented, compensation and benefits expense increased as a result of adding personnel to manage the increasing client and asset base and the expansion into new businesses including the Quest for Value mutual fund business and in fiscal 1995 AMA Investment Advisers, Opcap Trust and Saratoga. The number of employees increased 26.4% to 417 at April 30, 1995 from 330 at April 30, 1994 and increased 35.2% at April 30, 1994 from 244 at April 30, 1993. Incentive compensation expense increased as a result of new business and additions to staff including marketing and investment professionals.

         Occupancy expense increased 22.9% for the year ended April 30, 1995 to $6,436,000 from $5,235,000 for the year ended April 30, 1994 and increased 15.6% for the year ended April 30, 1994 from $4,529,000 for the year ended April 30, 1993. These increases are attributable to the acquisition of additional space to expand a growing institutional and mutual fund business, as well as the new businesses entered into during the current fiscal year.

         The Operating Partnership subleases a portion of its space at the Oppenheimer Tower, World Financial Center, from Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer, paying a pro rata share of Opco's lease payments, based on the percentage of total space leased.

         General and administrative expenses increased 60.7% for the year ended April 30, 1995 to $10,652,000 from $6,630,000 for the year ended April 30, 1994 and increased 26.6% for the year ended April 30, 1994 from $5,238,000 for the year ended April 30, 1993. These increases reflect increased costs incurred in connection with the start up and development of new businesses, and increased activities in our traditional businesses. In addition, general and administrative expenses increased due to higher interest expense as a result of higher average borrowings and increased interest rates.

         Promotional expenses increased 22.2% for the year ended April 30, 1995 to $10,611,000 from $8,681,000 for the year ended April 30, 1994 and increased 26.4% for the year ended April 30, 1994 from $6,870,000 for the year ended April 30, 1993. For all periods presented, promotional expenses increased due to increased marketing activities and new product introductions in both the Operating Partnership's investment management business, mutual fund business and other new businesses.

OPERATING INCOME

         Operating income decreased 1.6% for the year ended April 30, 1995 to $46,846,000 from $47,607,000 for the year ended April 30, 1994 and increased 18.9% for the year ended April 30, 1994 from $40,026,000 for the year ended April 30, 1993. The current year decline in operating income is due to the costs associated with the Operating Partnership's expansion into new businesses. During fiscal 1995 the Operating Partnership acquired AMA Investment Advisers, Opcap Trust, and formed Saratoga, a joint venture. In addition, the Operating Partnership continued to significantly expand its International Investment Management Division. These new businesses incurred an operating loss of $4.8 million in fiscal 1995 which was offset in part by a $4.0 million increase in operating income from existing businesses. The Operating Partnership has now reached the end of its major expansion program and expects cost increases to moderate. The prior year increase in operating income reflected an increase in investment management fee revenue partially offset by increased expenditures for the operation and expansion of the Operating Partnership's institutional investment management and mutual fund business.

INCOME TAXES

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. Based on a new tax law which became effective January 1, 1995 the Operating Partnership was required to pay New York City UBT of $1,201,000 in fiscal 1995. Both the Partnership and Opfin receive a credit for their pro rata share of any New York City UBT paid by the Operating Partnership.

LIQUIDITY AND CAPITAL RESOURCES

         The Operating Partnership has established a $20 million credit facility with a commercial bank to meet operating and financing needs. These funds have currently been used to support increased management fees receivable, to expand its facilities to accommodate the growth of its business and to finance acquisitions. The Operating Partnership has entered into an agreement with a commercial bank to sell the right to receive 12b-1 fees and contingent deferred sales charges from the sale of Class B shares of the Quest for Value Family of Funds as a means to raise funds for the payment of commissions paid to brokers associated with the sale of Class B shares.

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions.

SUBSEQUENT EVENT

         On June 16, 1995, Oppenheimer Management Corporation ("OMC") and the Operating Partnership announced that they were in discussions for OMC to acquire the investment advisory contracts and associated business relationships of twelve of Oppenheimer Capital's Quest for Value Funds. OMC is not related to the Operating Partnership. The discussions cover funds with total net assets of approximately $1.5 billion. Any transaction would be subject to the signing of a definitive agreement and all necessary approvals of the funds' shareholders.

         The six equity funds under discussion would continue to be managed by Quest for Value Advisors, a subpartnership of the Operating Partnership, under a subadvisory agreement with OMC. This would allow the current portfolio management teams to remain in place after the prospective acquisition is completed. At July 14, 1995, total net assets in those funds was $1.2 billion.

         It is contemplated that each of the six Quest for Value fixed income funds would be merged into funds currently managed by OMC. Total net assets of the six Quest for Value fixed income funds was $.3 billion at July 14, 1995.

         In addition, as a result of the proposed transaction, operating profits from mutual fund activities are expected to increase as expense reductions from the curtailment of distribution efforts with respect to the funds being sold is expected to exceed the reduction in management fees.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL, L.P. AND CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL FOR THE YEARS ENDED APRIL 30, 1995, 1994 AND 1993.

CONTENTS                                                               PAGES
                                                                       -----
OPPENHEIMER CAPITAL, L.P.

Report of Independent Accountants                                       F-1

Statements of Financial Condition                                       F-2

Statements of Income                                                    F-3

Statements of Changes in Partners' Capital                              F-4

Statements of Cash Flows                                                F-5

Notes to Financial Statements                                           F-6

OPPENHEIMER CAPITAL

Report of Independent Accountants                                       F-10

Consolidated Statements of Financial Condition                          F-11

Consolidated Statements of Income                                       F-12

Consolidated Statements of Changes in Partners' Capital                 F-13

Consolidated Statements of Cash Flows                                   F-14

Notes to Consolidated Financial Statements                              F-15


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                   REPORT OF INDEPENDENT ACCOUNTANTS


June 20, 1995

To The General Partner and Limited Partners of
Oppenheimer Capital, L.P.

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital, L.P. (the "Partnership") at April 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                (IN THOUSANDS)



                                                                                              APRIL 30,
                                                                               -------------------------------------
                                                                                    1995                    1994
                                                                               -------------------------------------
ASSETS

Cash and short term investments (Note 4)                                        $       60                $       75
Investment in Oppenheimer Capital (Note 2)                                           9,707                     8,342
Distribution receivable                                                              9,545                     9,900
10% note due 2012 from Oppenheimer Equities, Inc. (Note 4)                          32,193                    32,193
Interest receivable                                                                    538                       538
Other assets                                                                           109                       -
Goodwill, net (Note 2)                                                              44,481                    47,068
                                                                                ----------                ----------
 TOTAL ASSETS                                                                   $   96,633                $   98,116
                                                                                ==========                ==========


LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                                                $   10,321                $   10,319
                                                                                ----------                ----------
 TOTAL LIABILITIES                                                                  10,321                    10,319
                                                                                ----------                ----------
General partner's capital                                                              876                       892
Limited partners' capital; 15,712,500 Units authorized;
  15,136,837 and 15,043,169 Units outstanding, respectively                         85,436                    86,905
                                                                                ----------                ----------
 TOTAL PARTNERS' CAPITAL                                                            86,312                    87,797
                                                                                ----------                ----------
 TOTAL LIABILITIES AND PARTNERS' CAPITAL                                        $   96,633                $   98,116
                                                                                ==========                ==========




   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)


                                                                           FOR THE YEAR ENDED
                                                                                 APRIL 30,
                                                    ---------------------------------------------------------------
                                                           1995                 1994                    1993
                                                    -------------------   -----------------   ---------------------
REVENUES:

Equity in earnings of Oppenheimer
  Capital (Note 2)                                          $   31,054            $  31,864              $   26,793
Interest                                                         3,228                3,227                   3,229
                                                            -----------           ---------              ----------
TOTAL REVENUES                                                  34,282               35,091                  30,022
                                                            -----------           ---------              ----------

EXPENSES:

Amortization of goodwill (Note 2)                                2,588                2,588                   2,588
Other expenses (Note 2)                                            873                1,450                   1,116
                                                            -----------           ---------              ----------
TOTAL EXPENSES                                                   3,461                4,038                   3,704
                                                            -----------           ---------              ----------
NET INCOME                                                  $   30,821            $  31,053              $   26,318
                                                            ===========           =========              ==========
NET INCOME PER UNIT (NOTE 3)                                $     2.02            $    2.04              $     1.74
                                                            ===========           =========              ==========
DISTRIBUTIONS DECLARED PER UNIT                             $    2.175            $  2.1375              $   1.9375
                                                            ===========           =========              ==========








   The accompanying notes are an integral part of these financial statements.

                           OPPENHEIMER CAPITAL, L.P.

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                               (IN THOUSANDS)


                                                              GENERAL             LIMITED              TOTAL
                                                             PARTNER'S           PARTNERS'            PARTNERS'
                                                              CAPITAL             CAPITAL              CAPITAL
                                                       -------------------   ------------------   --------------------
BALANCES AT APRIL 30, 1992                                     $      920           $   89,748             $   90,668

Net income                                                            263               26,055                 26,318
Distributions declared                                               (294)             (29,136)               (29,430)
Amortization of restricted unit compensation expense                   10                  981                    991
Capital contributions                                                   1                  134                    135
                                                               -----------          -----------            -----------
BALANCES AT APRIL 30, 1993                                            900               87,782                 88,682

Net income                                                            311               30,742                 31,053
Distributions declared                                               (325)             (32,217)               (32,542)
Amortization of restricted unit compensation expense                    6                  552                    558
Capital contributions                                                   -                   46                     46
                                                               -----------          -----------            -----------
BALANCES AT APRIL 30, 1994                                            892               86,905                 87,797

Net income                                                            308               30,513                 30,821
Distributions declared                                               (332)             (32,923)               (33,255)
Amortization of restricted unit compensation expense                    8                  851                    859
Capital contributions                                                   -                   90                     90
                                                               -----------          -----------            -----------
BALANCES AT APRIL 30, 1995                                     $      876           $   85,436             $   86,312
                                                               ===========          ===========            ===========





   The accompanying notes are an integral part of these financial statements.

                           OPPENHEIMER CAPITAL, L.P.

                           STATEMENTS OF CASH FLOWS

                               (IN THOUSANDS)


                                                                          FOR THE YEAR ENDED
                                                                                APRIL 30,
                                                    ---------------------------------------------------------------
                                                              1995                 1994                 1993
                                                    -------------------   ------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $       30,821        $      31,053        $        26,318
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Distributions received (less than) the equity
   in earnings of Oppenheimer Capital                              (60)              (1,854)                  (103)
  Amortization of goodwill                                       2,588                2,588                  2,588
 Changes in assets:
  (Increase) decrease in other assets                             (109)                 116                     (9)
                                                        ---------------       --------------       ----------------
Net cash provided by operating activities                       33,240               31,903                 28,794
                                                        ---------------       --------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Oppenheimer Capital                       (86)                 (68)                   (45)
                                                        ---------------       --------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners:
  General partner                                                 (332)                (319)                  (287)
  Limited partners                                             (32,923)             (31,587)               (28,467)
Issuance of limited partnership units on exercise
  of restricted options                                             86                   68                     45
                                                        ---------------       --------------       ----------------
Net cash (used in) financing activities                        (33,169)             (31,838)               (28,709)
                                                        ---------------       --------------       ----------------
Net increase (decrease) in cash and short term
  investments                                                      (15)                  (3)                    40

Cash and short term investments at beginning of
  period                                                            75                   78                     38
                                                        ---------------       --------------       ----------------
Cash and short term investments at end of period        $           60        $          75        $            78
                                                        ===============       ==============       ================
Supplemental disclosure of cash flow information
  (Note 6):
New York City unincorporated business taxes paid       $           985        $       1,333        $         1,125
                                                    ===================   ==================   ====================

   The accompanying notes are an integral part of these financial statements

                           OPPENHEIMER CAPITAL, L.P.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

         Oppenheimer Capital, L.P. (the "Partnership"), is a publicly traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin") and 99% by its public limited partners ("Unitholders"). The Partnership's sole business is its holding of a 67.1% interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser.
Opfin holds the remaining 32.9% interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)  INVESTMENT IN OPPENHEIMER CAPITAL

         The Partnership records its investment in the Operating Partnership in accordance with the equity method of accounting. The Partnership records as income its proportionate share of the net income of the Operating Partnership and credits distributions from the Operating Partnership to its investment in Oppenheimer Capital.

         (b)  GOODWILL

         The excess of the initial contribution of capital to the Operating Partnership over fair value of the net assets acquired is being amortized on a straight-line basis over a period of 25 years. Accumulated amortization at April 30, 1995 and 1994 was $20,213,000 and $17,626,000, respectively.
Impairment of goodwill is measured on the basis of anticipated undiscounted cash flows. At April 30, 1995, 1994 and 1993, the Partnership determined there was no impairment of goodwill.

         (c)  OTHER EXPENSES

         Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal or local income taxes which are obligations of the individual partners. However, under current tax law the Partnership will be taxed as a corporation beginning in 1998.

         (d)  STATEMENTS OF CASH FLOWS

         For purposes of reporting cash flows, cash and short term investments include highly-liquid investments with maturities of three months or less.

                           OPPENHEIMER CAPITAL, L.P.

NOTE 3 - NET INCOME PER UNIT


                                    (In Thousands, Except For Per Unit Amounts)
- - -------------------------------------------------------------------------------
                                                   For the year ended April 30,
                                                 ------------------------------
                                                      1995      1994       1993
                                                 ---------  --------  ---------
Net income                                       $  30,821  $ 31,053  $  26,318
- - -------------------------------------------------------------------------------
Less 1% applicable to the General Partner              308       311        263
- - -------------------------------------------------------------------------------
Net income available to the Limited Partners     $  30,513  $ 30,742  $  26,055
- - -------------------------------------------------------------------------------
Weighted average number of units outstanding        15,136    15,043     15,009
- - -------------------------------------------------------------------------------
Net income per unit                              $    2.02  $   2.04  $    1.74
===============================================================================

NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES

         (a)  CASH AND SHORT TERM INVESTMENTS

         On occasion the Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by an affiliate. Included in cash and short term investments at April 30, 1995 and 1994 was $5,000 and $5,000, respectively, on deposit with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer and $55,000 and $70,000, respectively, invested in the Quest Cash Reserves Primary Portfolio, which is managed by Quest for Value Advisors ("Advisors"), an affiliated investment adviser.

         (b)  10% PAR VALUE NOTE DUE 2012 FROM OPPENHEIMER EQUITIES, INC.

         In April 1991, the Partnership received a distribution from the Operating Partnership of a $32,193,000, 10% par value note due 2012 from Oppenheimer Equities, Inc., ("Equities"), a direct wholly-owned subsidiary of Opfin.

THE SUMMARY FINANCIAL POSITION OF EQUITIES IS AS FOLLOWS:


                                                             (In Millions)
- - --------------------------------------------------------------------------
                                                            April 30, 1995
                                                            --------------
Total assets                                                        $3,624
- - --------------------------------------------------------------------------
Total liabilities, exclusive of subordinated liabilities             3,330
- - --------------------------------------------------------------------------
Liabilities subordinated to claims of general creditors                  4
- - --------------------------------------------------------------------------
Total shareholder's equity                                             290
- - --------------------------------------------------------------------------
Total liabilities and shareholder's equity                          $3,624
==========================================================================


         For the year ended April 30, 1995, Equities' net loss was $5 million on total revenues of $631 million.

                           OPPENHEIMER CAPITAL, L.P.

NOTE 5 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                  (In Thousands, Except For Per Unit Amounts)
==============================================================================
YEAR ENDED                              FIRST     SECOND      THIRD     FOURTH
APRIL 30, 1995                        QUARTER    QUARTER    QUARTER    QUARTER
- - ------------------------------------------------------------------------------
Total revenues                        $ 8,853    $ 9,017    $ 8,093    $ 8,319
- - ------------------------------------------------------------------------------
Net income                            $ 7,876    $ 7,969    $ 7,223    $ 7,753
- - ------------------------------------------------------------------------------
Net income per unit                   $   .52    $   .52    $   .47    $   .51
- - ------------------------------------------------------------------------------
Distributions declared per unit       $   .50    $   .50    $   .50    $  .675
- - ------------------------------------------------------------------------------
Market price:
  High                                $26.375    $24.625    $22.875    $24.000
  Low                                 $23.250    $21.750    $18.750    $20.750
==============================================================================
YEAR ENDED                              FIRST     SECOND      THIRD     FOURTH
APRIL 30, 1994                        QUARTER    QUARTER    QUARTER    QUARTER
- - ------------------------------------------------------------------------------
Total revenues                        $ 8,620    $ 8,954    $ 9,057    $ 8,460
- - ------------------------------------------------------------------------------
Net income                            $ 7,598    $ 7,907    $ 8,030    $ 7,518
- - ------------------------------------------------------------------------------
Net income per unit                   $   .50    $   .52    $   .53    $   .49
- - ------------------------------------------------------------------------------
Distributions declared per unit       $ .4625    $   .50    $   .50    $  .675
- - ------------------------------------------------------------------------------
Market price:
  High                                $27.375    $30.000    $29.500    $28.750
  Low                                 $23.750    $24.750    $26.000    $22.375
==============================================================================

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES FOR THE FISCAL YEAR ENDED APRIL 30, 1995:

Oppenheimer Capital, L.P. issued 93,668 units of limited partnership interest under the Restricted Unit Plan and Restricted Option Plan in exchange for an additional .14% general partnership interest in Oppenheimer Capital.

SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES FOR THE FISCAL YEAR ENDED APRIL 30, 1994:

Oppenheimer Capital, L.P. issued 5,166 units of limited partnership interest under the Restricted Unit Plan and Restricted Option Plan in exchange for an additional .01% general partnership interest in Oppenheimer Capital.

SUPPLEMENTAL INFORMATION OF NON-CASH ACTIVITIES FOR THE FISCAL YEAR ENDED APRIL 30, 1993:

Oppenheimer Capital, L.P. issued 175,993 units of limited partnership interest under the Restricted Unit Plan and Restricted Option Plan in exchange for an additional .27% general partnership interest in Oppenheimer Capital.

                           OPPENHEIMER CAPITAL, L.P.

NOTE 7 - SUBSEQUENT EVENT

         On June 16, 1995, Oppenheimer Management Corporation ("OMC") and the Operating Partnership announced that they were in discussions for OMC to acquire the investment advisory contracts and associated business relationships of twelve of the open end equity and fixed income Quest For Value Funds ("Funds"). OMC is not related to the Operating Partnership. In the transaction being contemplated, Advisors would continue to manage six of the Funds as subadviser, while the other six Funds would be merged into funds currently managed by OMC. Any transaction would be subject to the signing of a definitive agreement and all necessary approvals of the Funds shareholders.

                     REPORT OF INDEPENDENT ACCOUNTANTS


June 20, 1995

To The General Partners of
Oppenheimer Capital

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at April 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                              OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (IN THOUSANDS)

                                                                                             APRIL 30,
                                                                         ------------------------------------------------
                                                                                  1995                      1994
                                                                         ------------------------------------------------
ASSETS

Cash and short term investments (Notes 1 and 4)                               $      9,214            $        4,308
Investment management fees receivable                                               33,177                    28,660
Furniture, equipment and leasehold improvements at cost,
 less accumulated depreciation and amortization of $1,867
 and $1,481 (Note 1)                                                                 3,733                     2,741
Intangible assets, less accumulated amortization of $395
 and $953 (Note 5)                                                                   3,012                     1,766
Other assets (Note 6)                                                                6,993                     5,559
                                                                              ------------            ---------------
 TOTAL ASSETS                                                                 $     56,129            $       43,034
                                                                              ============            ===============

LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL

LIABILITIES

Accrued employee compensation and benefits                                    $      8,324            $        6,687
Accrued expenses and other liabilities                                               6,878                     4,734
Note payable (Note 10)                                                               1,200                         -
Loan payable to bank (Note 7)                                                        9,182                     2,736
Deferred investment management fees                                                  1,716                     1,623
Distribution payable to partners                                                    14,282                    14,777
                                                                              ------------            --------------
 TOTAL LIABILITIES                                                                  41,582                    30,557
                                                                              ------------            --------------

Minority interest                                                                       87                        25

PARTNERS' CAPITAL                                                                   14,460                    12,452
                                                                              ------------            --------------
 TOTAL LIABILITIES, MINORITY INTEREST
   AND PARTNERS' CAPITAL                                                      $     56,129            $       43,034
                                                                              ============            ==============


   The accompanying notes are an integral part of these financial statements.

                              OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF INCOME

                              (IN THOUSANDS)

                                                                         FOR THE YEAR ENDED
                                                                              APRIL 30,
                                                    ---------------------------------------------------------------
                                                           1995                 1994                   1993
                                                    -------------------   ------------------   --------------------
OPERATING REVENUES:
Investment management fees (Note 1)                    $       122,578        $     111,396        $        93,197
Net distribution assistance and
  commission income (Note 4)                                     7,053                  770                  1,405
Interest and dividends                                             281                  124                    131
                                                       ----------------       --------------       ----------------
TOTAL OPERATING REVENUES                                       129,912              112,290                 94,733
                                                       ----------------       --------------       ----------------

OPERATING EXPENSES:

Compensation and benefits (Note 3)                              55,367               44,137                 38,070
Occupancy                                                        6,436                5,235                  4,529
General and administrative                                      10,652                6,630                  5,238
Promotional                                                     10,611                8,681                  6,870
                                                        ---------------       --------------       ----------------
TOTAL OPERATING EXPENSES                                        83,066               64,683                 54,707
                                                        ---------------       --------------       ----------------
OPERATING INCOME                                                46,846               47,607                 40,026

Income taxes (Note 8)                                           (1,201)                  -                       -
                                                        ---------------       --------------       ----------------
INCOME BEFORE MINORITY INTEREST                                 45,645               47,607                 40,026

Minority interest                                                   -                   (47)                    (5)
                                                        ---------------       --------------       ----------------
NET INCOME                                              $       45,645        $      47,560        $        40,021
                                                        ===============       ==============       ================


   The accompanying notes are an integral part of these financial statements.

                              OPPENHEIMER CAPITAL

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                (IN THOUSANDS)


BALANCE AT APRIL 30, 1992                                   $  8,985

Net income                                                    40,021
Amortization of restricted unit compensation expense           1,480
Distributions declared to partners:
  Oppenheimer Financial Corp.                                (13,494)
  Oppenheimer Capital, L.P.                                  (27,330)
Contributions by Oppenheimer Capital, L.P.                       167
                                                            ---------
BALANCE AT APRIL 30, 1993                                      9,829


Net income                                                    47,560
Amortization of restricted unit compensation expense             833
Distributions declared to partners:
  Oppenheimer Financial Corp.                                (15,128)
  Oppenheimer Capital, L.P.                                  (30,710)
Contributions by Oppenheimer Capital, L.P.                        68
                                                            ---------
BALANCE AT APRIL 30, 1994                                     12,452

Net income                                                    45,645
Amortization of restricted unit compensation expense           1,280
Distributions declared to partners:
  Oppenheimer Financial Corp.                                (14,313)
  Oppenheimer Capital, L.P.                                  (30,690)
Contributions by Oppenheimer Capital, L.P.                        86
                                                            ---------
BALANCE AT APRIL 30, 1995                                   $  14,460
                                                            =========


   The accompanying notes are an integral part of these financial statements.

                              OPPENHEIMER CAPITAL

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (IN THOUSANDS)

                                                                                      FOR THE YEAR ENDED
                                                                                           APRIL 30,
                                                                          -------------------------------------------
                                                                             1995             1994             1993
                                                                          ----------       ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 45,645         $ 47,560         $ 40,021
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of restricted unit compensation expense                       1,280              833            1,480
   Depreciation and amortization                                              1,082              905              763
   Minority interest, net of distributions                                       62                7                5
   (Increase) in investment management fees receivable                       (4,517)          (2,557)          (4,245)
   (Increase) decrease in other assets                                        1,300           (1,442)            (505)
   Increase (decrease) in accrued employee compensation
     and benefits                                                             1,637           (1,105)            2,311
   Increase in accrued expenses and other liabilities                         2,144              594             1,573
   Increase in deferred investment management fees                               93              342               275
                                                                          ----------       ----------        ---------
Net cash provided by operating activities                                    48,726           45,137            41,678
                                                                          ----------       ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets                                                    (1,634)          (1,057)             (656)
Intangible assets resulting from acquisitions                                (1,689)            (613)             (474)
Proceeds from sales of mutual funds shares and other investments              2,048            1,596                -
Purchases of mutual funds shares and other investments                       (4,384)          (2,259)              (22)
                                                                          ----------       ----------        ---------
Net cash (used in) investing activities                                      (5,659)          (2,333)           (1,152)
                                                                          ----------       ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bank loan                                                   6,446            2,736                -
Issuance of note payable                                                      1,200               -                 -
Distributions to partners:
  Oppenheimer Financial Corp.                                               (14,898)         (15,669)          (13,229)
  Oppenheimer Capital, L.P.                                                 (30,995)         (30,009)          (26,690)
Contributions by Oppenheimer Capital, L.P.                                       86               68                45
                                                                          ----------       ----------        ---------
Net cash (used in) financing activities                                     (38,161)         (42,874)          (39,874)
                                                                          ----------       ----------        ---------
Net increase (decrease) in cash and short term investments                    4,906              (70)              652
Cash and short term investments at beginning of period                        4,308            4,378             3,726
                                                                          ----------       ----------        ---------
Cash and short term investments at end of period                          $   9,214        $   4,308         $   4,378
                                                                          ==========       ==========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                             $     738        $     164         $     122
                                                                          ==========       ==========        =========
New York City unincorporated business taxes paid                          $   1,049        $       -         $      -
                                                                          ==========       ==========        =========


       The accompanying notes are an integral part of these financial statements

                             OPPENHEIMER CAPITAL

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  ORGANIZATION AND CONSOLIDATION

     Oppenheimer Capital (the "Operating Partnership"), a general partnership between Oppenheimer Financial Corp. ("Opfin") and Oppenheimer Capital, L.P. (the "Partnership"), is a registered investment adviser and is part of an affiliated group of companies operating in the financial services industry.

     At May 1, 1992, the Partnership and Opfin held general partnership interests of 66.72% and 33.28%, respectively.

     During fiscal 1993, 1994 and 1995, the Partnership issued 175,993, 5,166 and 93,668 units of limited partnership interest ("units"), respectively, under the Restricted Unit Plan and Restricted Option Plan which increased its general partnership interest in the Operating Partnership to 66.99%, 67.00% and 67.14%, respectively, and reduced Opfin's general partnership interest in the Operating Partnership to 33.01%, 33.00% and 32.86%, respectively.

     The consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, Quest for Value Advisors ("Advisors"), Quest for Value Distributors ("Distributors"), Oppenheimer Capital Futures Management, AMA Investment Advisers, L.P., American Medical Investment Company, L.P. and Saratoga Capital Management (collectively, the "Subpartnerships"), Oppenheimer Capital Limited and Oppenheimer Capital Trust Company. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     (B)  CASH AND SHORT TERM INVESTMENTS

     Short term investments are recorded at cost which approximates market value and include holdings in money market mutual funds and highly-liquid investments with maturities of three months or less. Also included in cash and short term investments are unit investment trust and certificate of deposit positions which are recorded at market.

     (C)  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Furniture and equipment are depreciated on a straight-line basis over five to seven year periods. Amortization of leasehold improvements is on a straight-line basis over the lesser of their economic useful life or the term of the lease.

                             OPPENHEIMER CAPITAL

     (D)   INVESTMENT MANAGEMENT FEES

     Investment management fees are based on written contracts and are generally computed on the net assets of the managed accounts and recognized in the period earned.

     (E)   STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and short term investments include highly- liquid investments with maturities of three months or less.

     (F)  INTANGIBLE ASSETS

     Impairment of an intangible asset is measured on the basis of anticipated undiscounted cash flows. At April 30, 1995, 1994 and 1993, the Operating Partnership determined that there was no impairment of the intangible assets.

NOTE 2 - LONG TERM LEASE COMMITMENTS

     The Operating Partnership occupies office premises at various locations, including the Oppenheimer Tower under an agreement to sublease with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer. The Operating Partnership's lease commitments for office space under operating leases having noncancelable lease terms in excess of one year provide for the following minimum annual rentals:



Years ending April 30,
- - -----------------------
     1996                                              $ 3,800,000
     1997                                                3,916,000
     1998                                                3,909,000
     1999                                                3,909,000
     2000                                                3,909,000
     Thereafter                                         17,128,000
                                                      ------------
Total minimum lease payments                           $36,571,000
                                                      ============


     The agreements expire at various dates through 2006 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the years ended April 30, 1995, 1994 and 1993 was $5,100,000, $4,144,000 and $3,688,000, respectively.

                             OPPENHEIMER CAPITAL

NOTE 3 - COMPENSATION PLANS

     The Operating Partnership has established a Restricted Unit Plan and a Restricted Option Plan for the benefit of certain key executive employees. Pursuant to these plans, an eligible executive will be granted the right to receive a number of units of the Partnership at no cost to the executive ("Rights"), in the case of the Restricted Unit Plan and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. The right to receive or purchase units will vest 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. The Partnership will transfer to the Operating Partnership the proceeds of such purchases in exchange for an increase in its general partnership interest in the Operating Partnership. Opfin and the limited partners of the Partnership will incur dilution, in accordance with their respective percentage interests in the Operating Partnership, upon the vesting of these Rights and the exercise of any Options to purchase units. A total of 1,237,500 restricted units and/or restricted options have been authorized under these plans. The table below shows the Rights granted and the Options granted with exercise prices of $13.50 to $28.125 at April 30, 1995. As a result of the grant of Rights, the Operating Partnership recorded deferred restricted unit compensation expense in partners' capital of $7,060,500 for the Rights granted July 9, 1987, $5,682,188 for the Rights granted May 1, 1991, $515,625 for the Rights granted May 1, 1992, $686,250 for the Rights granted May 1, 1993, $26,875 for the Rights granted July 12, 1993, $140,625 for the Rights granted October 18, 1993 and $385,088 for the Rights granted May 1, 1994. Rights are amortized over a five year period. Amortization of $1,280,000, $833,000 and $1,480,000 has been recorded for each of the years ended April 30, 1995, 1994 and 1993, respectively. This amortization results in a charge to compensation and benefits and a corresponding amount is credited to partners' capital.

                             OPPENHEIMER CAPITAL

                                                                                EXERCISE
                                                  RIGHTS       OPTIONS             PRICE
                                             OUTSTANDING   OUTSTANDING        PER OPTION
                                             -----------   -----------   ---------------
Balances at April 30, 1992                       485,827        31,333   $10.875-$18.125
Rights granted                                    25,000            --                --
Rights canceled                                   (1,500)           --                --
Units issued with respect to Rights             (172,327)           --                --
Options granted                                       --        24,500           $20.625
Options exercised                                     --        (3,666)  $10.875-$14.875
Options canceled                                      --            --                --
                                             -----------   -----------   ---------------
Balances at April 30, 1993                       337,000        52,167   $11.375-$20.625
Rights granted                                    33,450            --                --
Rights canceled                                  (47,500)           --                --
Units issued with respect to Rights                   --            --                --
Options granted                                       --        97,000    $25.00-$28.125
Options exercised                                     --        (5,166)  $10.875-$14.875
Options canceled                                      --        (2,500)   $20.625-$25.00
                                             -----------   -----------   ---------------
Balances at April 30, 1994                       322,950       141,501    $11.375-$25.00
Rights granted                                    16,300            --                --
Rights canceled                                   (3,333)           --                --
Units issued with respect to Rights              (88,167)           --                --
Options granted                                       --       140,500   $23.625-$24.875
Options exercised                                     --        (5,501)  $11.375-$23.875
Options canceled                                      --        (9,667)   $11.375-$25.00
                                             -----------   -----------   ---------------
Balances at April 30, 1995                       247,750       266,833    $13.50-$28.125
                                             ===========   ===========   ===============



NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES

     (A)  CASH AND SHORT TERM INVESTMENTS

     On occasion the Operating Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by Advisors. Included in cash and short term investments at April 30, 1995 and 1994 was $196,000 and $18,000, respectively, on deposit with Opco and $3,595,000 and $2,835,000, respectively, invested in the Quest Cash Reserves Primary Portfolio, for which Advisors acts as investment adviser.

                             OPPENHEIMER CAPITAL

NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES (CONTINUED)

         (B)   DISTRIBUTION ASSISTANCE FEES AND EXPENSES

     The Operating Partnership, through Advisors and Distributors, receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales-related services in rendering distribution assistance. Payments to Opco under these agreements are recorded as distribution assistance expenses and for financial statement purposes are netted against distribution assistance fees. Such payments totaled $9,248,000, $8,289,000 and $7,260,000 for the years ended April 30, 1995, 1994 and 1993, respectively.

     (C)   OTHER SERVICES

     Opco provides various services to the Operating Partnership and its subsidiaries at its cost. Charges pursuant to these agreements are not material.

     (D)   QUEST FOR VALUE MUTUAL FUNDS - INVESTMENT MANAGEMENT FEES

     The Operating Partnership and its subsidiaries provide investment management services to the Quest for Value Mutual Funds. For the years ended April 30, 1995, 1994 and 1993, amounts earned for such services from the Quest for Value Mutual Funds totaled $22,439,000, $21,709,000 and
$15,344,000, respectively.


NOTE 5 - INTANGIBLE ASSETS

     On June 19, 1991, the Board of Directors of the Quest For Value Family of Funds approved agreements whereby funds managed by the Subpartnerships having similar investment objectives and policies, would acquire all of the assets, subject to liabilities, of each fund of the American Medical Association Family of Funds. The acquisition of these assets was completed at various dates in September, November and December 1991.

     As part of this transaction, the Subpartnerships entered into a non-compete agreement with the American Medical Association ("AMA"), whereby AMA agreed not to compete with the Subpartnerships for the three year period ending on December 15, 1994. In consideration of such agreement, the Subpartnerships paid AMA $1,000,000 on December 16, 1991.

                             OPPENHEIMER CAPITAL

     In addition, the Subpartnerships entered into a distribution and shareholder servicing assistance contract with AMA Investment Advisers, Inc. ("AMA Advisers"), whereby AMA Advisers agreed to provide the Subpartnerships with assistance in the provision of distribution services and shareholder servicing to the Quest for Value Family of Funds. Under this contract, the Subpartnerships paid AMA Advisers an annual retainer for three years equal to 50% of the annual management fee earned with respect to assets attributable to AMA Advisers. At April 30, 1995 and April 30, 1994, cumulative payments to AMA Advisers under this contract amounted to $1,707,000 and $1,719,000, respectively. These amounts, less accumulated amortization of $282,000 and $162,000 at April 30, 1995 and April 30, 1994, respectively, are included in intangible assets.

     The fee for the non-compete agreement was recorded as an intangible asset and was amortized on a straight-line basis over a three year period. Each of the three payments for the distribution and shareholder servicing assistance contract is being amortized on a straight-line basis over a period of fourteen years.

NOTE 6 - OTHER ASSETS

Other assets is comprised of the following:

                                                                              APRIL 30,
                                                                    -------------------------
                                                                       1995           1994
                                                                    ----------     ----------
Investments in affiliated mutual funds                              $2,887,000     $1,491,000
Investment in Orange County securities                                 840,000             --
Prepaid and other assets                                             3,266,000      4,068,000
                                                                    ----------     ----------
Total other assets                                                  $6,993,000     $5,559,000


     On December 7, 1994, in response to the bankruptcy filing by Orange County, California, the Operating Partnership voluntarily purchased $2,000,000 principal amount at par of Orange County Tax and Revenue Anticipation Notes from a mutual fund for which Advisors acts as the sole investment adviser. This investment is being recorded at the market value. On February 2, 1995 and February 8, 1995, the Operating Partnership sold a total of $1,000,000 principal amount of the Orange County Tax and Revenue Anticipation Notes and realized a loss of approximately $100,000.

                             OPPENHEIMER CAPITAL

NOTE 7 - LOAN PAYABLE TO BANK

     The Operating Partnership meets its short term financing needs by obtaining bank loans that are collateralized by investment management fees receivable and other assets. Short term bank loans are generally made at one and one quarter percent below the prime rate. Interest expensed relating to this loan during fiscal 1995, 1994 and 1993 amounted to $648,000, $146,000, and $118,000, respectively.

NOTE 8 - INCOME TAXES

     The Operating Partnership is not subject to Federal or local income taxes. The Operating Partnership was subject to New York City unincorporated business tax of $1,201,000 for the fiscal year ended April 30, 1995.

NOTE 9 - SHARE CLASSES OF QUEST FOR VALUE OPEN END FUNDS

     The Operating Partnership offers three classes of shares for Quest for Value open end funds. Class A share purchases of less than $1 million are subject to a front end sales charge which varies based on the purchase amount. Class B shares are sold with no upfront commission to the purchaser but with a contingent deferred sales charge ("CDSC") for redemptions within six years after sale. Class C shares are sold with no upfront commission to the purchaser and have a CDSC for redemptions within one year.


     The Operating Partnership currently pays broker-dealers a commission on the sale of Class C shares from its own resources. The Operating Partnership has entered into an agreement with a commercial bank to sell the right to receive 12b-1 fees and CDSC's from the sale of Class B shares of the Quest for Value Family of Funds as a means to raise funds for the payment of commissions paid to brokers associated with the sale of Class B shares.

NOTE 10 - ACQUISITIONS

     On May 1, 1994, AMA and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Advisers and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1% partnership interest, respectively, for $500,000 and a $1,200,000 promissory note. The promissory note is payable in three installments of $400,000 on May 1, 1995, May 1, 1996 and May 1, 1997 and is based on the prime rate. AMA Investment Advisers, L.P. and its subsidiary offer investment services and products tailored especially for members of AMA and other health care professionals and medical organizations.

     On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company.
 This company offers collectively managed portfolios of specialized asset classes.

                             OPPENHEIMER CAPITAL

NOTE 10 - ACQUISITIONS (CONTINUED)

     On May 10, 1994, the Operating Partnership formed Saratoga Capital Management, a joint venture to provide asset allocation services to broker-dealers utilizing mutual funds managed by independent investment advisers and Advisors.

NOTE 11 - SUBSEQUENT EVENT

     On June 16, 1995, Oppenheimer Management Corporation ("OMC") and the Operating Partnership announced that they were in discussions for OMC to acquire the investment advisory contracts and associated business relationships of twelve of the open end equity and fixed income Quest For Value Funds ("Funds"). OMC is not related to the Operating Partnership. In the transaction being contemplated, Advisors would continue to manage six of the Funds as subadviser, while the other six Funds would be merged into funds currently managed by OMC. Any transaction would be subject to the signing of a definitive agreement and all necessary approvals of the Funds shareholders.

                                                 PART III

                    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership is managed under the direction of the board of directors of the General Partner. Unitholders, as limited partners, have no power to direct or participate in the control of the business of the Partnership.

     The following table sets forth certain information with respect to the directors and executive officers of the General Partner and of the Operating Partnership. The business address of each of the individuals listed below is Oppenheimer Tower, World Financial Center, New York, New York 10281.


                                           AGE AS OF
     NAME                              APRIL 30, 1995                                   POSITIONS HELD
- - ------------------                     ---------------                          --------------------------------

Stephen Robert                                 54                                Chairman of the Board and Chief
                                                                                 Executive Officer of Opfin

Nathan Gantcher                                54                                President, Chief Operating Officer
                                                                                 and Director of Opfin

Joseph M. La Motta                             62                                Executive Vice President and
                                                                                 Director of Opfin; President and
                                                                                 Chief Executive Officer of the
                                                                                 Operating Partnership

George A. Long                                 54                                Managing Director and Chief
                                                                                 Investment Officer of the
                                                                                 Operating Partnership

Roger W. Einiger                               47                                Executive Vice President, Chief
                                                                                 Administrative Officer and
                                                                                 Director of Opfin

Sheldon M. Siegel                              52                                Managing Director and Chief
                                                                                 Financial Officer of the
                                                                                 Operating Partnership

Frederick M. Bohen                             58                                Director of Opfin

Michael C. Stoddart                            63                                Director of Opfin



     Mr. Robert has been a director of Opfin since January 1986; Chairman of the Board and Chief Executive Officer of Opfin since February 1986; Chairman and Chief Executive Officer of OGI from February 1986 to May 1995; Co-Chief Executive Officer and President of OGI since May 1995; a director of Opco since January 1979; Chairman of the Board of Opco since January 1983; Chief Executive Officer of Opco from January 1983 to April 1995; Co-Chief Executive Officer of Opco since May 1995; a director of NacRe Corporation since August 1985; and an executive officer or a director of current and/or former affiliates of Opfin.

     Mr. Gantcher has been a director of Opfin since January 1986; President and Chief Operating Officer of Opfin since February 1986; President of OGI from February 1986 to May 1995; Co-Chief Executive Officer and Chairman of OGI since May 1995; a director of Opco since January 1979; President of Opco since January 1983; Co-Chief Executive Officer of Opco since May 1995; a director of Donkenny, Inc. from June 1993 to April 1995; and an executive officer or a director of current and/or former affiliates of Opfin.

     Mr. La Motta has been a director of Opfin since January 1986; Executive Vice President of Opfin since February 1986; Executive Vice President and a director of OGI since February 1986; Executive Vice President of Opco from July 1985 to September 1993; President and Chief Executive Officer of the Operating Partnership and its predecessor since January 1984; and an executive officer or a director of current and/or former affiliates of Opfin.

     Mr. Long has been a Managing Director of the Operating Partnership and its predecessor since September 1982; and Chief Investment Officer of the Operating Partnership and its predecessor since January 1987.

     Mr. Einiger has been a director of Opfin since January 1986; Executive Vice President of Opfin since February 1986; Chief Administrative Officer of Opfin since March 1986; Executive Vice President, Chief Administrative Officer, Chairman of the Management Committee of OGI from March 1988 to April 1995 and a director of OGI since February 1986; Vice Chairman of Opco since March 1992; Executive Vice President of Opco from December 1982 to March 1992; a director of Opco since July 1985; and an executive officer or a director of current and/or former affiliates of Opfin.

     Mr. Siegel has been a Managing Director of the Operating Partnership since July 1987; and Chief Financial Officer of the Operating Partnership and its predecessor since March 1987.

     Mr. Bohen has been a director of Opfin since July 1993; Executive Vice President and Chief Operating Officer, The Rockefeller University since September 1990; Senior Vice President, Brown University from September 1983 to August 1990; a director of Student Loan Marketing Association (Sallie Mae) since January 1984; a director of the Apache Corporation since November 1981; a Trustee, Endowment Realty Advisors, Inc., a Real Estate Investment Trust since August 1988; and a director of The Mexico Equity and Income Fund Inc., an investment company managed by an affiliate of Opco, since April 1990.

     Mr. Stoddart has been a director of Opfin since July 1988; Chairman of Electra Investment Trust P.L.C., an English corporation, since July 1986; a director of Mezzanine Capital Corporation Ltd. (an investment company) since May 1983; a director of Opco since July 1975; and a director of affiliates of the Operating Partnership.

     Mr. Bohen and Mr. Stoddart are unaffiliated with the management of Opfin and serve on the Audit Committee which reports to the Board of Directors of Opfin with respect to the selection and terms of engagement of the Partnership's, the Operating Partnership's, the Subpartnership's and Opfin's independent accountants, and reviews various matters relating to accounting and audit policies and procedures.

     All directors of Opfin, with the exceptions of Messrs. Bohen and Stoddart, are general partners of Oppenheimer & Co., L.P., the parent of OGI.
 Messrs. Bohen and Stoddart receive annual director's fees of $18,000, none of which are charged to the Partnership or the Operating Partnership. All other directors, who are executive officers of Opfin, do not receive any additional compensation for their service as directors.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any employees.

     The following summary compensation table sets forth compensation awarded to, earned by or paid to each of the three executive officers of the Operating Partnership for the three years ended April 30, 1995 for services rendered in all capacities to the Operating Partnership and its Subpartnerships. The officers of the Operating Partnership perform management functions on behalf of the Partnership; however, the Partnership is not charged directly for any compensation paid by the Operating Partnership. However, the Partnership is charged to the extent of its pro rata share of the Operating Partnership's profits for any compensation paid by the Operating Partnership.



                                                                                         ALL OTHER
        NAME AND                   YEAR ENDED          ANNUAL COMPENSATION             COMPENSATION
   PRINCIPAL POSITION               APRIL 30,        SALARY ($)      BONUS ($)          ($)     (1)
- - -----------------------            ----------        -------------------------        -------------
Joseph M. La Motta                    1995              500,000      2,200,000               11,000
President and                         1994              500,000      2,350,000                6,000
Chief Executive                       1993              500,000      2,110,000                5,000
Officer of the
Operating Partnership

George A. Long                        1995              350,000      2,000,000                7,000
Managing Director and                 1994              350,000      2,050,000                3,000
Chief Investment                      1993              259,000      1,700,000                3,000
Officer of the
Operating Partnership

Sheldon M. Siegel                     1995              150,000        650,000                6,000
Managing Director and                 1994              150,000        675,000                2,000
Chief Financial                       1993              150,000        585,500                2,000
Officer of the
Operating Partnership


     (1) Represents amounts paid by the Operating Partnership as insurance premiums on behalf of each executive officer.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Joseph M. La Motta, the President and Chief Executive Officer of the Operating
Partnership, serves on the board of the Managing General Partner (along with Messrs. Robert, Gantcher and Einiger) and participated in deliberations of such board concerning executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Opfin is the sole general partner of the Partnership and the managing general partner of the Operating Partnership. Opfin is a wholly-owned subsidiary of OGI, a Delaware corporation which is a holding, service and financing company, and is controlled by a partnership, Oppenheimer & Co., L.P., the general and limited partnership interests in which are owned by employees of the Operating Partnership and its affiliates and include certain executive officers of the Operating Partnership. Oppenheimer & Co., L.P. is controlled by Messrs. Robert and Gantcher, its two managing general partners, who may be deemed to beneficially own all of the shares of common stock of OGI owned by Oppenheimer & Co., L.P. Prior to the March 1986 acquisition of the stock of Opfin by OGI, Opfin was an indirect wholly-owned subsidiary of Mercantile.

DISCLOSURE OF BENEFICIAL INTEREST

     The following table shows at July 14, 1995, the beneficial ownership of the units held by each director of Opfin, each executive officer of the Operating Partnership and all directors and executive officers as a group:


                                           AMOUNT AND NATURE OF                 PERCENT OF
NAME OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                    CLASS
- - ------------------------                   --------------------                 ----------
Stephen Robert  (1)                                   -0-                           -0-
Nathan Gantcher  (1)                                  -0-                           -0-
Joseph M. La Motta                                  8,300                             .05%
George A. Long                                        720                            *
Roger W. Einiger                                      -0-                           -0-
Sheldon M. Siegel                                  26,500                             .18%
Frederick M. Bohen                                    -0-                           -0-
Michael C. Stoddart                                   -0-                           -0-
                                           --------------------                 ----------
All directors and executive
  officers as a group                              35,520                             .23%
                                           ====================                 ==========

* Less than .01%

     (1) At July 14, 1995, Opfin held a 1% general partnership interest in the Partnership and a 32.71% managing general partnership interest in the Operating Partnership. Opfin, in turn, is indirectly controlled by Oppenheimer & Co., L.P., a limited partnership, of which Messrs. Robert and Gantcher serve as managing general partners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTERCOMPANY RELATIONSHIP - CONFLICTS OF INTEREST

     Opfin owns certain other financial services businesses, including Opco. Opfin and its subsidiaries provide numerous services to the Operating Partnership. Opco has over 800 individuals who are engaged primarily in customer sales activities at its New York headquarters and in regional offices and supports the marketing of Quest for Value mutual funds. In addition, through the brokerage and securities business, Opco's account executives introduce corporate, institutional and individual clients to the Operating Partnership. Substantial commission revenues accrue to Opco from accounts introduced to the Operating Partnership, but such commissions are paid by the accounts themselves and are not an expense of the Operating Partnership. However, Opfin and its affiliates may also be subject to various conflicts of interest in managing and dealing with the Partnership and the Operating Partnership, including the following:

ALLOCATION OF COSTS AND BUSINESS OPPORTUNITIES

     The Managing General Partner incurs certain costs and expenses in connection with the ownership of its financial services businesses, including certain costs incurred on behalf of, and reimbursable by, the Operating Partnership. In addition, income producing opportunities may arise which could be allocated to the Operating Partnership or one or more of the Managing General Partner's other businesses. For example, Opco is a registered investment adviser and conflicts may arise with respect to opportunities in the investment management business.

     Although both the Operating Partnership and Opco provide investment management services, actual conflicts between them seldom arise. The Managing General Partner intends to make determinations on behalf of the Operating Partnership as to appropriate business opportunities, consistent with its past practices. Nevertheless, if conflicts arise between the Operating Partnership and Opfin, a three-person Conflicts Committee, consisting of Joseph M. La Motta, President and Chief Executive Officer of the Operating Partnership, Stephen Robert, Chairman of the Board and Chief Executive Officer of Opfin, and an unaffiliated Board member of Opfin, has the authority to resolve such conflicts.

     Administrative, overhead or facilities (e.g., occupancy costs and telephone) are provided to the Operating Partnership by Opfin and its affiliates. The Operating Partnership is charged approximate cost, which may, in some cases, be determined on the basis of a reasonable allocation.
To the extent Opfin or its affiliates perform services which are in the ordinary course of its business (e.g., brokerage, trading, investment banking or underwriting), the Partnership or the Operating Partnership will be charged an amount which is no greater than that which would be charged by a comparable unaffiliated third party. Other than occupancy costs and other direct expenses paid by Opfin on account of the Operating Partnership incurred in the fiscal year ended April 30, 1995, aggregate fees and expenses charged by Opfin to the Operating Partnership were not material.

ALLOCATION OF MANAGEMENT TIME

     Other than Mr. La Motta, the President and Chief Executive Officer of the Operating Partnership who devotes substantially all of his time to the Operating Partnership, the remaining officers and directors of Opfin are also officers and directors of other businesses affiliated with Opfin and devote substantially all of their time to the affairs of Opfin and other affiliated businesses. However, the non-executive employees of the Operating Partnership devote their full time to the business of the Operating Partnership.


TRANSACTIONS WITH AFFILIATED COMPANIES

     Opco receives brokerage commissions on trades executed on behalf of the Operating Partnership's management clients and fees on mutual fund distribution services and expects to receive fees from the Operating Partnership for investment banking and underwriting services. In fiscal 1995, Opco was the Operating Partnership's largest distributor of load mutual funds. In fiscal 1995, Opco received sales concessions from the Operating Partnership of $2.9 million on Quest For Value mutual fund sales. In fiscal 1995, Opco also distributed certain of the Operating Partnership's cash management products. Opco received distribution payments totaling $1.1 million in fiscal 1995 for the Quest For Value mutual funds and received distribution payments totaling $8.2 million in fiscal 1995 for the Quest Cash Management products.

                                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Please see the index in item 8 for a list of the financial statements filed as part of this report.

        (2) Please see the index in item 8 for a list of the financial statements filed as part of this report.

        (3) The following exhibits are filed as part of this report:

            21        List of subsidiaries

            23        Consent of Independent Public Accountant

            27        Financial data schedule

            99 Oppenheimer Equities, Inc. and Subsidiaries Financial Statements for the Years Ended April 30, 1995 and 1994.

     (b) The Partnership was not required to and did not file any Reports on Form 8-K during the three months ended April 30, 1995.

     (c) The following exhibits required to be filed by Item 601 of Regulation S-K are filed herewith and incorporated by reference herein:

      (3.1) Amended and Restated Agreement of Limited Partnership of Oppenheimer Capital, L.P. (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

      (3.2) Amended and Restated Partnership Agreement of Oppenheimer Capital (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

    (10.1) Promissory Note Issued by Oppenheimer Equities, Inc. (Incorporated by reference from Registration Statement on Form S-3
             Registration No. 33-39354)

    (10.2) Form of lease with respect to premises at Oppenheimer Tower. (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

    (10.3) Lease with respect to premises at World Financial Center, Tower B, New York. (Incorporated by reference in the Annual
             Report on Form 10-K of the Partnership for its fiscal year ended April 30, 1993)

   (10.4)* Amended and Restated Oppenheimer Past Service Benefit Plan. (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

   (10.5)* First Amendment to the Oppenheimer Past Service Benefit Plan. (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

   (10.6)* Oppenheimer Capital Deferred Compensation Plan. (Incorporated by reference from Registration Statement on Form S-3
             Registration No. 33-39354)

   (10.7)* Restricted Unit Plan. (Incorporated by reference from Registration Statement on Form S-8 filed on July 2, 1990
             Registration No. 33-35584)

   (10.8)* Restricted Option Plan. (Incorporated by reference from Registration Statement on Form S-8 filed on July 2, 1990 Registration No. 33-35584)

   (10.9)   Lease with respect to premises at 33 Maiden Lane, New York.

  (d)     No separate financial statements are required.


         * Indicates a management contract or compensatory plan or arrangement.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OPPENHEIMER CAPITAL, L.P.
                                      (REGISTRANT)


                              BY: /S/      STEPHEN ROBERT
                                  --------------------------------------------
                                           STEPHEN ROBERT
                                           CHAIRMAN OF THE BOARD,
                                          CHIEF EXECUTIVE OFFICER OF OPFIN


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


         SIGNATURE                                       TITLE                                 DATE
- - --------------------------------           ---------------------------------           -------------------

/s/   Stephen Robert
- - --------------------------------
      Stephen Robert                       Chairman of the Board, Chief
                                            Executive Officer of Opfin                 July 21, 1995

- - --------------------------------
     Nathan Gantcher                         President, Chief Operating
                                            Officer and Director of Opfin              July 21, 1995

/s/   Joseph M. La Motta
- - --------------------------------
   Joseph M. La Motta                      Executive Vice President and
                                            Director of Opfin; President
                                            and Chief Executive Officer
                                            of the Operating Partnership               July 21, 1995

/s/   Roger W. Einiger
- - --------------------------------
      Roger W. Einiger                     Executive Vice President, Chief
                                            Administrative Officer and
                                            Director of Opfin                          July 21, 1995

/s/  Sheldon M. Siegel
- - --------------------------------
   Sheldon M. Siegel                       Managing Director and Chief
                                            Financial Officer of the
                                            Operating Partnership                      July 21, 1995

/s/  Frederick M. Bohen
- - --------------------------------
     Frederick M. Bohen                    Director of Opfin                           July 21, 1995


/s/  Michael C. Stoddart
- - --------------------------------
   Michael C. Stoddart                     Director of Opfin                           July 21, 1995
