Form 10-Q
period 1995-07-31
OPPENHEIMER CAPITAL L P /DE/
filed 1995-09-13
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934.
          For the quarterly period ended  July 31, 1995


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934.
          For the transition period from _________ to _________


Commission file number:   1-9597


                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    13-3412614
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                10281
------------------------------------------             ----------
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
Yes   X    No
    -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     The issuer is a Limited Partnership. There were 15,234,503 Units of limited partnership interest outstanding at September 12, 1995.

                            OPPENHEIMER CAPITAL, L.P.

                                      INDEX


                                                                            PAGE
                                                                            ----

PART I -  FINANCIAL INFORMATION

     ITEM I.   FINANCIAL STATEMENTS

               OPPENHEIMER CAPITAL, L.P.
               STATEMENTS OF FINANCIAL CONDITION                             3

               OPPENHEIMER CAPITAL, L.P.
               STATEMENTS OF INCOME                                          4

               OPPENHEIMER CAPITAL, L.P.
               STATEMENTS OF CASH FLOWS                                      5

               OPPENHEIMER CAPITAL, L.P.
               NOTES TO THE FINANCIAL STATEMENTS                             6

               OPPENHEIMER CAPITAL
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                8

               OPPENHEIMER CAPITAL
               CONSOLIDATED STATEMENTS OF INCOME                             9

               OPPENHEIMER CAPITAL
               CONSOLIDATED STATEMENTS OF CASH FLOWS                        10

               OPPENHEIMER CAPITAL
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               11


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                          13


PART II -      OTHER INFORMATION                                            17


               SIGNATURES                                                   18

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)




                                                               ASSETS
                                                                                  JULY 31, 1995      APRIL 30, 1995
                                                                                  -------------      --------------

Cash and short term investments                                                         $    62             $    60

Investment in Oppenheimer Capital                                                        11,397               9,707

Distribution receivable (Note 3)                                                          7,655               9,545

10% note due 2012 from Oppenheimer Equities, Inc.                                        32,193              32,193

Interest receivable                                                                         538                 538

Other assets                                                                                112                 109

Goodwill, net                                                                            43,829              44,481
                                                                                        -------             -------
     TOTAL ASSETS                                                                       $95,786             $96,633
                                                                                        -------             -------
                                                                                        -------             -------



                                                  LIABILITIES AND PARTNERS' CAPITAL


Distribution payable to partners                                                        $ 8,464             $10,321
                                                                                        -------             -------
     TOTAL LIABILITIES                                                                    8,464              10,321
                                                                                        -------             -------

General partner's capital                                                                   887                 876

Limited partners' capital                                                                86,435              85,436
                                                                                        -------             -------
     TOTAL PARTNERS' CAPITAL                                                             87,322              86,312
                                                                                        -------             -------
     TOTAL LIABILITIES AND
       PARTNERS' CAPITAL                                                                $95,786             $96,633
                                                                                        -------             -------
                                                                                        -------             -------




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)


                                                       THREE MONTHS ENDED
                                                            JULY 31,
                                                      ---------------------
                                                       1995           1994
                                                      ------         ------

REVENUES

Equity in earnings of Oppenheimer Capital             $9,049         $8,040

Interest                                                 813            813
                                                      ------         ------

     TOTAL REVENUES                                    9,862          8,853
                                                      ------         ------


EXPENSES

Amortization of goodwill                                 652            652

Other expenses (Note 4)                                   33            325
                                                      ------         ------

     TOTAL EXPENSES                                      685            977
                                                      ------         ------

NET INCOME                                            $9,177         $7,876
                                                      ------         ------
                                                      ------         ------

NET INCOME PER UNIT (NOTE 5)                          $ 0.60         $ 0.52
                                                      ------         ------
                                                      ------         ------

DISTRIBUTIONS DECLARED PER UNIT                       $ 0.55         $ 0.50
                                                      ------         ------
                                                      ------         ------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                        THREE MONTHS ENDED
                                                                             JULY 31,
                                                                   ----------------------------
                                                                     1995                1994
                                                                   --------            --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  9,177            $  7,876
Adjustments to reconcile net income to net cash provided
    by operating activities:
  Distributions received in excess of equity in
    earnings of Oppenheimer Capital                                     496               1,860
  Amortization of goodwill                                              652                 652
  (Increase) in other assets                                             (3)                (29)
                                                                   --------            --------
Net cash provided by operating activities                            10,322              10,359
                                                                   --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Oppenheimer Capital                            (48)                (64)
                                                                   --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners:
  General partner                                                      (103)               (103)
  Limited partners                                                  (10,217)            (10,216)
Issuance of limited partnership units on exercise of
  restricted options                                                     48                  64
                                                                   --------            --------
Net cash (used in) financing activities                             (10,272)            (10,255)
                                                                   --------            --------
Net increase in cash and short term investments                           2                  40

Cash and short term investments at beginning of period                   60                  75
                                                                   --------            --------
Cash and short term investments at end of period                   $     62            $    115
                                                                   --------            --------
                                                                   --------            --------

Supplemental disclosure of cash flow information:

New York City unincorporated business taxes paid                   $     36            $    354
                                                                   --------            --------
                                                                   --------            --------





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS


1.   ORGANIZATION:

     Oppenheimer Capital, L.P. (the "Partnership") holds a 67.29% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

     The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

     The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.   BASIS OF PRESENTATION:

     The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1995 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.   DISTRIBUTION RECEIVABLE:

     On July 31, 1995, the Operating Partnership declared distributions to its partners, of which $7,655,000 was paid to the Partnership on August 31, 1995.

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

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (CONTINUED)



5.   NET INCOME PER UNIT:

     (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)


                                                       THREE MONTHS ENDED
                                                            JULY 31,
                                                     ----------------------
                                                       1995           1994
                                                     -------        -------

Net Income                                           $ 9,177        $ 7,876

Less 1% applicable to the General Partner                 92             79
                                                     -------        -------

Net income available to the Limited Partners         $ 9,085        $ 7,797
                                                     -------        -------
                                                     -------        -------

Weighted average number of units outstanding          15,235         15,135
                                                     -------        -------
                                                     -------        -------

Net income per unit                                  $   .60        $   .52
                                                     -------        -------
                                                     -------        -------



6.   SUBSEQUENT EVENT

     On August 18, 1995, Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, and the Operating Partnership announced the signing of a definitive agreement whereby OMC will, subject to certain conditions, acquire investment advisory and other contracts and business relationships of the Operating Partnership in twelve of the Quest for Value Funds (the "Funds"). Under the terms of the agreement, the portfolios of the six equity Funds involved will continue to be managed by Quest for Value Advisors, an affiliated investment adviser, under subadvisory agreements with OMC while the six fixed income Funds will be merged into funds currently managed by OMC. The transaction is subject to the approval of the Funds' shareholders.

     The purchase price for the acquisition will be based primarily on a formula taking into account the assets of the Funds at closing. As of July 31, 1995, that portion of the purchase price would be approximately $37.6 million. An additional payment of up to $4.2 million may be made on the first anniversary of the closing if the assets of the six merged Quest fixed income Funds are then at stated levels.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)


                                                               ASSETS

                                                                                  JULY 31, 1995      APRIL 30, 1995
                                                                                  -------------      --------------

Cash and short term investments                                                         $ 6,476             $ 9,214
Investment management fees receivable                                                    36,168              33,177
Furniture, equipment and leasehold improvements
     at cost, less accumulated depreciation and
     amortization of $2,049 and $1,867                                                    3,675               3,733
Intangible assets, less accumulated amortization
     of $454 and $395                                                                     2,953               3,012
Investments in affiliated mutual funds and other
     sponsored investment products                                                        5,566               2,887
Other assets (Note 6)                                                                     5,312               4,106
                                                                                        -------             -------
     TOTAL ASSETS                                                                       $60,150             $56,129
                                                                                        -------             -------
                                                                                        -------             -------


                                        LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL

Accrued employee compensation and benefits                                              $ 7,708             $ 8,324
Accrued expenses and other liabilities                                                    5,539               6,878
Note payable                                                                                800               1,200
Loan payable to bank                                                                     15,601               9,182
Deferred investment management fees                                                       2,055               1,716
Distribution payable to partners                                                         11,376              14,282
                                                                                        -------             -------
     TOTAL LIABILITIES                                                                   43,079              41,582
                                                                                        -------             -------

Minority interest                                                                           136                  87

PARTNERS' CAPITAL                                                                        16,935              14,460
                                                                                        -------             -------
     TOTAL LIABILITIES , MINORITY INTEREST
       AND PARTNERS' CAPITAL                                                            $60,150             $56,129
                                                                                        -------             -------
                                                                                        -------             -------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                       THREE MONTHS ENDED
                                                            JULY 31,
                                                     ----------------------
                                                       1995           1994
                                                     -------        -------

OPERATING REVENUES

Investment management fees                           $35,660        $30,022
Net distribution assistance and commission income      1,056          1,480
Interest and dividends                                   102             45
                                                     -------        -------
TOTAL OPERATING REVENUES                              36,818         31,547
                                                     -------        -------

OPERATING EXPENSES

Compensation and benefits                             16,379         13,330
Occupancy                                              1,669          1,625
General and administrative                             2,629          2,217
Promotional                                            2,109          2,439
                                                     -------        -------
TOTAL OPERATING EXPENSES                              22,786         19,611
                                                     -------        -------
OPERATING INCOME                                      14,032         11,936

Income taxes (Note 3)                                   (551)          (140)
                                                     -------        -------

INCOME BEFORE MINORITY INTEREST                       13,481         11,796

Minority interest                                        (32)            39
                                                     -------        -------
NET INCOME                                           $13,449        $11,835
                                                     -------        -------
                                                     -------        -------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                        ---------------------------
                                                                                          1995                1994
                                                                                        -------             -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                              $13,449             $11,835
Adjustments to reconcile net income to net cash provided by
    operating activities:
  Amortization of restricted unit compensation expense                                      371                 320
  Depreciation and amortization                                                             241                 282
  Minority interest, net of distributions                                                    49                 473
  (Increase) in investment management fees receivable                                    (2,991)             (1,857)
  (Increase) in other assets                                                             (1,291)             (2,396)
  (Decrease) in accrued employee compensation and benefits                                 (616)             (1,268)
  Increase (decrease) in accrued expenses and other liabilities                          (1,339)              1,294
  Increase in deferred investment management fees                                           339                   7
                                                                                        -------             -------
Net cash provided by operating activities                                                 8,212               8,690
                                                                                        -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                                  (124)               (516)
Intangible assets resulting from acquisitions                                                 -              (1,689)
Proceeds from sales of mutual fund shares and other investments                             399                 367
Purchases of mutual fund shares and other investments                                    (3,010)                  -
                                                                                        -------             -------
Net cash (used in) investing activities                                                  (2,735)             (1,838)
                                                                                        -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from bank loans                                                              6,419               9,025
Issuance of note payable                                                                      -               1,200
Payment of note payable                                                                    (400)                  -
Distributions to partners:
  Oppenheimer Financial Corp.                                                            (4,737)             (4,877)
  Oppenheimer Capital, L.P.                                                              (9,545)             (9,900)
Contributions by Oppenheimer Capital, L.P.                                                   48                  64
                                                                                        -------             -------
Net cash (used in) financing activities                                                  (8,215)             (4,488)
                                                                                        -------             -------
Net increase (decrease) in cash and short term investments                               (2,738)              2,364

Cash and short term investments at beginning of period                                    9,214               4,308
                                                                                        -------             -------
Cash and short term investments at end of period                                        $ 6,476             $ 6,672
                                                                                        -------             -------
                                                                                        -------             -------
Supplemental disclosure of cash flow information:

Interest paid                                                                              $233                $124
                                                                                        -------             -------
                                                                                        -------             -------

New York City unincorporated business taxes paid                                           $422                  $-
                                                                                        -------             -------
                                                                                        -------             -------



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION:

     Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.29% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.71% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.   BASIS OF PRESENTATION:

     The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1995 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.   INCOME TAXES:

     The Operating Partnership is not subject to Federal or local income taxes. The Operating Partnership was subject to New York City unincorporated business tax of $551,000 for the three months ended July 31, 1995 and $140,000 for the three months ended July 31, 1994.

4.   ACQUISITIONS OF BUSINESSES:

     In May, 1994, a subsidiary of the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for their pro rata portions of $500,000 and a $1,200,000 promissory note bearing interest at the prime rate. On May 1, 1995, $400,000 was paid on the promissory note, with the remainder due in two equal installments of $400,000 on May 1, 1996 and May 1, 1997. AMA Investment Advisers, L.P. and its subsidiary offer investment services and products tailored especially for members of the AMA, other health care professionals and medical organizations.

     On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company. This company offers collectively managed portfolios of specialized asset classes.

     On May 10, 1994, the Operating Partnership formed Saratoga Capital Management, a joint venture, to provide asset allocation services to broker-dealers utilizing mutual funds managed by independent investment advisers and Quest for Value Advisors ("Advisors"), an affiliated investment adviser.

5.   PRIOR PERIOD FINANCIAL INFORMATION:

     Certain prior period financial information has been reclassified to conform with the current period's presentation.

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

                               OPPENHEIMER CAPITAL

7.   SUBSEQUENT EVENTS

RESTRICTED UNIT PLAN AND RESTRICTED OPTION PLAN

     On August 15, 1995, the Board of Directors of Opfin approved (i) the extension of the term of the Restricted Unit Plan and the Restricted Option Plan (the "Plans"), effective as of July 9, 1994, until July 9, 1999 or until such earlier time as the units authorized for issuance under the Plans have been granted and have been vested, and (ii) an increase in the aggregate number of units authorized for issuance under the Plans to 2,475,000.

OPPENHEIMER MANAGEMENT CORPORATION

     On August 18, 1995, Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, and the Operating Partnership announced the signing of a definitive agreement whereby OMC will, subject to certain conditions, acquire investment advisory and other contracts and business relationships of the Operating Partnership in twelve of the Quest for Value Funds (the "Funds"). Under the terms of the agreement, the portfolios of the six equity Funds involved will continue to be managed by Advisors under subadvisory agreements with OMC while the six fixed income Funds will be merged into funds currently managed by OMC. The transaction is subject to the approval of the Funds' shareholders.

     The purchase price for the acquisition will be based primarily on a formula taking into account the assets of the Funds at closing. As of July 31, 1995, that portion of the purchase price would be approximately $37.6 million. An additional payment of up to $4.2 million may be made on the first anniversary of the closing if the assets of the six merged Quest fixed income Funds are then at stated levels.

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

REVENUES AND EXPENSES

     The Partnership recorded equity in earnings of the Operating Partnership for the three months ended July 31, 1995 and July 31, 1994 of $9,049,000 and $8,040,000, respectively.

     Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended July 31, 1995 and July 31, 1994, New York City UBT totaled $33,000 and $325,000, respectively. The decline in New York City UBT is due to a change in the tax law effective January 1, 1995. After that date, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.

     Net income for the three months ended July 31, 1995 and July 31, 1994 amounted to $9,177,000 and $7,876,000, respectively, or $.60 per unit and $.52 per unit, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The only business activity carried on by the Partnership is its investment in the Operating Partnership. The Partnership receives quarterly cash distributions from the Operating Partnership and receives interest income from Equities. The Partnership distributes its available cash flow to its partners, which equals cash distributions from the Operating Partnership plus interest income from the Equities note less New York City UBT. Consequently, the Partnership does not require any additional liquidity or capital resources.

     The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three months ended July 31, 1995 and July 31, 1994, the Partnership declared distributions to Unitholders of $.55 per unit and $.50 per unit, respectively.

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

     For the periods presented, the Operating Partnership's operations have been characterized by increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements with the Operating Partnership and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds managed by Advisors have added to assets under management. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. Revenues for all periods presented consist principally of investment management fees.

     The value of assets under management increased 18.4% to $35.3 billion at July 31, 1995 from $29.8 billion at July 31, 1994. Institutional and private account assets under management increased 15.4% to $28.2 billion from $24.4 billion. Mutual fund assets under management increased 32.2% to $7.1 billion from $5.4 billion for the same period.

REVENUES

     Total operating revenues increased 16.7% for the three months ended July 31, 1995 to $36,818,000 from $31,547,000 for the three months ended July 31, 1994. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

     Investment management fees increased 18.8% for the three months ended July 31, 1995 to $35,660,000 from $30,022,000 for the three months ended July 31, 1994 as average assets under management for the three months ended July 31, 1995 increased 14.4% to $33.7 billion from $29.5 billion for the three months ended
July 31, 1994.   In addition, investment management fees increased due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts and the loss of low fee rate option management accounts.

     Net distribution assistance and commission income decreased 28.6% to $1,056,000 for the three months ended July 31, 1995 from $1,480,000 for the three months ended July 31, 1994. The decrease is primarily due to lower certificate of deposit commission income resulting from less demand for funds by banks. This decrease was offset in part by increased unit investment trust commission income due to increased sales of unit investment trusts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

EXPENSES

     Total expenses increased 16.2% for the three months ended July 31, 1995 to $22,786,000 from $19,611,000 for the three months ended July 31, 1994. The increase in expenses reflected the expansion of the Operating Partnership's business, including new products and services, entered into during the past year. New businesses added during the past year included: AMA Investment Advisers, L.P., Amico, Oppenheimer Capital Trust Company, and Saratoga Capital
Management.   In order to service an expanding institutional investment
management business, the Operating Partnership added to its client service staff. To increase efforts to obtain new institutional business, additional marketing and support staff likewise was added. In addition, the international division continued to expand with additional portfolio managers, researchers, and support staff. As a result of the expansion outlined above, staff support services such as Information Systems, Legal, Accounting and Human Resources were expanded.

     The major category of expense of the Operating Partnership is employee compensation and benefits. Compensation and benefits expense increased 22.9% for the three months ended July 31, 1995 to $16,379,000 from $13,330,000 for the three months ended July 31, 1994. Compensation and benefits expense increased due to additions to staff in the new businesses entered into during the past year and to the core investment management business. Compensation and benefits expense also increased due to staff salary increases. In addition, compensation and benefits increased as a result of higher incentive compensation accruals due to increased new business and higher operating profits.

     Occupancy expenses increased 2.7% for the three months ended July 31, 1995 to $1,669,000 from $1,625,000 for the three months ended July 31, 1994. This slight increase was due to increased amortization expense relating to leasehold improvements made during the past year.

     General and administrative expenses increased 18.6% for the three months ended July 31, 1995 to $2,629,000 from $2,217,000 for the three months ended July 31, 1994. General and administrative expenses increased as a result of costs incurred in connection with the development of new businesses and increased activities in our traditional businesses. This increase reflects increased investments in computer equipment and software, higher professional services expenses due to the expansion of the Operating Partnership's business and higher interest expense due to higher average bank borrowings.

     Promotional expenses decreased 13.5% for the three months ended July 31, 1995 to $2,109,000 from $2,439,000 for the three months ended July 31, 1994. The decrease in promotional expenses was due primarily to a reduction in promotional expenses incurred by Distributors and was offset in part by increased expenses in the Operating Partnership's new businesses due to increased staff size and increased new business.

OPERATING INCOME

     Operating income for the three months ended July 31, 1995 increased 17.6% to $14,032,000 from $11,936,000 for the three months ended July 31, 1994. The increase in operating income was a result of a greater increase in operating revenues than in operating expenses as described above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

INCOME TAXES

     The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $551,000 for the three months ended July 31, 1995 and $140,000 for the three months ended July 31, 1994.

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

      The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On July 31, 1995, the Operating Partnership declared a distribution to its partners of $11,376,000, payable on August 31, 1995.

     The Operating Partnership has two broker-dealer subpartnerships, Distributors and Amico, both of which are subject to the rules and regulations of the Securities and Exchange Commission, which require the maintenance of minimum net capital. For the three months ended July 31, 1995, these broker-dealer subpartnerships met these minimum net capital requirements.

SUBSEQUENT EVENT

     On August 18, 1995, Oppenheimer Management Corporation ("OMC"), which is not related to the Operating Partnership, and the Operating Partnership announced the signing a definitive agreement whereby OMC will, subject to certain conditions, acquire the investment advisory and other contracts and business relationships of the Operating Partnership in twelve of the Quest for Value Funds (the "Funds"). The agreement covers funds with total net assets of approximately $1.6 billion. The transaction is subject to the approval of the Funds' shareholders.

     The six equity funds involved will continue to be managed by Advisors under a subadvisory contract with OMC. This will allow the current portfolio management teams to remain in place once the acquisition is completed. At July 31, 1995, total net assets in those Funds was approximately $1.25 billion. The six Quest for Value fixed income funds will be merged into funds currently managed by OMC. Total net assets of the six fixed income funds was approximately $330 million at July 31, 1995.

     The purchase price for the acquisition will be based primarily on a formula taking into account the assets of the Funds at closing. As of July 31, 1995, that portion of the purchase price would be approximately $37.6 million. An additional payment of up to $4.2 million may be made on the first anniversary of the closing if the assets of the six merged Quest fixed income funds are then at stated levels.

     After the completion of the transaction, the annualized advisory fees (based on assets under management at July 31, 1995) is projected to decline to $4.9 million from the current $13.7 million. However, the Operating Partnership expects expense reductions from the curtailment of distribution efforts with respect to the funds being sold to exceed the reduction in management fees. As a result of the above, the Operating Partnership expects operating profits from mutual fund activities to increase.

PART II.    OTHER INFORMATION

ITEMS 1-5.     Not applicable.

ITEM 6. The Partnership filed a Form 8-K on August 30, 1995 to disclose the definitive agreement between Oppenheimer Management Corporation and the Operating Partnership regarding the sale of the investment advisory and other contracts and business relationships of twelve of the Operating Partnership's Quest for Value Funds.

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

                              OPPENHEIMER CAPITAL, L.P.
                         BY:    OPPENHEIMER FINANCIAL CORP.,
                                  ITS GENERAL PARTNER



     Date: September 12, 1995 By:  /s/  Joseph M. La Motta
                                   -------------------------------------
                                   Joseph M. La Motta
                                   Executive Vice President and Director
                                   of Oppenheimer Financial Corp.;
                                   President and Chief Executive Officer
                                   of Oppenheimer Capital


                              By:  /s/Sheldon M.Siegel
                                   -------------------------------------
                                   Sheldon M. Siegel
                                   Managing Director and Chief Financial
                                   Officer of Oppenheimer Capital