Form 10-Q
period 1995-10-31
OPPENHEIMER CAPITAL L P /DE/
filed 1995-12-13
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      X   EXCHANGE ACT OF 1934.
    -----
          For the quarterly period ended  October 31, 1995
                                          ----------------


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    -----
          For the transition period from _________  to __________


Commission file number:        1-9597
                            ------------


                            OPPENHEIMER CAPITAL, L.P.
                            -------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          13-3412614
-------------------------------                        --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                    10281
-------------------------------------------                -----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         The issuer is a Limited Partnership. There were 15,242,870 Units of limited partnership interest outstanding at December 10, 1995.

                            OPPENHEIMER CAPITAL, L.P.

                                      INDEX



                                                                       PAGE

PART I -          FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF FINANCIAL CONDITION                       3

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF INCOME                                    4

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF CASH FLOWS                                5

                  OPPENHEIMER CAPITAL, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS                       6

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION          8

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF INCOME                       9

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF CASH FLOWS                  10

                  OPPENHEIMER CAPITAL
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS         11


      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                    13


PART II -         OTHER INFORMATION                                      18


                  SIGNATURES                                             19

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                  October 31, 1995               April 30, 1995
                                                           -----------------------          -------------------
                                                      ASSETS
Cash and short-term investments                            $                    10          $                60

Investment in Oppenheimer Capital                                           12,517                        9,707

Distribution receivable (Note 3)                                             8,875                        9,545

10% Note due 2012 from Oppenheimer Equities, Inc.                           32,193                       32,193

Interest receivable                                                            538                          538

Other assets                                                                   134                          109

Goodwill, net                                                               43,177                       44,481
                                                           -----------------------          -------------------
     TOTAL ASSETS                                          $                97,444          $            96,633
                                                           =======================          ===================



                                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                           $                 9,623          $            10,321
                                                           -----------------------          -------------------
     TOTAL LIABILITIES                                                       9,623                       10,321
                                                           -----------------------          -------------------

General partner's capital                                                      892                          876

Limited partners' capital; 15,242,870 and 15,136,837
 Units outstanding, respectively                                            86,929                       85,436
                                                           -----------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                                87,821                       86,312
                                                           -----------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                  $                97,444         $             96,633
                                                           =======================         ====================




        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                             Three Months Ended            Six Months Ended
                                                                  October 31,                  October 31,
                                                         -------------------------     ------------------------
                                                             1995           1994           1995          1994
                                                         -----------    ----------     -----------   ----------
REVENUES

Equity in earnings of Oppenheimer Capital                $     9,715    $    8,204     $    18,764   $   16,244

Interest                                                         812           813           1,625        1,626
                                                         -----------    ----------     -----------   ----------
     TOTAL REVENUES                                           10,527         9,017          20,389       17,870
                                                         -----------    ----------     -----------   ----------

EXPENSES

Amortization of goodwill                                         652           652           1,304        1,304

Other expenses (Note 4)                                           34           396              67          721
                                                         -----------    ----------     -----------   ----------
TOTAL EXPENSES                                                   686         1,048           1,371        2,025
                                                         -----------    ----------     -----------   ----------
NET INCOME                                               $     9,841    $    7,969     $    19,018   $   15,845
                                                         ===========    ==========     ===========   ==========
NET INCOME PER UNIT (NOTE 5)                             $       .64    $      .52     $      1.24   $     1.04
                                                         ===========    ==========     ===========   ==========
DISTRIBUTIONS DECLARED PER UNIT                          $      .625    $      .50     $     1.175   $     1.00
                                                         ===========    ==========     ===========   ==========




















        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                -----------------------------
                                                                                      1995            1994
                                                                                -------------   -------------
Cash flows from operating activities
Net income                                                                      $      19,018   $      15,845
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received in excess of (less than) equity in
    earnings of Oppenheimer Capital                                                    (1,563)            786
   Amortization of goodwill                                                             1,304           1,304
   (Increase) in other assets                                                             (25)              -
   Increase in accrued expenses and other liabilities                                       -              41
                                                                                -------------   -------------
Net cash provided by operating activities                                              18,734          17,976
                                                                                -------------   -------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                              (48)            (86)
                                                                                -------------   -------------
Cash flows from financing activities
Distributions to partners:
   General partner                                                                       (188)           (180)
   Limited partners                                                                   (18,596)        (17,783)
Issuance of limited partnership units on exercise of
   restricted options                                                                      48              86
                                                                                -------------   -------------
Net cash (used in) financing activities                                               (18,736)        (17,877)
                                                                                -------------   -------------
Net (decrease) increase in cash and short term investments                                (50)             13

Cash and short term investments at beginning of period                                     60              75
                                                                                -------------   -------------
Cash and short term investments at end of period                                $          10   $          88
                                                                                =============   =============
Supplemental disclosure of cash flow information:

New York City unincorporated business taxes paid                                $          90   $         680
                                                                                =============   =============







        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS



1.      Organization:

        Oppenheimer  Capital,  L.P. (the "Partnership") holds a 67.30% general
partnership interest in Oppenheimer Capital  (the  "Operating   Partnership"),
a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

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

3.      Distribution Receivable:

        On October 31, 1995, the Operating Partnership declared distributions to its partners, payable on November 30, 1995, of which $8,875,000 was received by the Partnership.

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

        The Partnership is not otherwise subject to Federal, state or local income taxes which are instead obligations of the individual partners. However, under current tax law the Partnership will be taxable as a corporation beginning in 1998.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)

                                                      Three Months Ended              Six Months Ended
                                                           October 31,                     October 31,
                                                  --------------------------    ----------------------------
                                                         1995        1994            1995             1994
                                                  ------------  ------------    -------------     ----------
Net Income                                        $      9,841  $      7,969    $      19,018     $   15,845

Less 1% applicable to the General Partner                   98            80              190            158
                                                  ------------  ------------    -------------     ----------
Net income available to the Limited Partners      $      9,743  $      7,889    $      18,828     $   15,687
                                                  ============  ============    =============     ==========

Weighted average number of units outstanding            15,240        15,137           15,237         15,136
                                                  ============  ============    =============     ==========

Net income per unit                               $        .64  $        .52    $        1.24     $     1.04
                                                  ============  ============    =============     ==========


6.      Subsequent Event

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $1.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels.

        Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap Advisors (formerly Quest for Value
Advisors), an affiliated investment adviser, under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OMC.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)

                                                                October 31, 1995                  April 30, 1995
                                                             -------------------              ------------------
                                                      ASSETS

Cash and short-term investments                              $             7,937              $            9,214
Investment management fees receivable                                     35,404                          33,177
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,221 and $1,867                                      3,557                           3,733
Intangible assets, less accumulated amortization
    of $513 and $395                                                       3,158                           3,012
Investments in affiliated mutual funds and other
    sponsored investment products                                          5,638                           2,887
Other assets (Note 6)                                                      6,593                           4,106
                                                             -------------------              ------------------
     TOTAL ASSETS                                            $            62,287              $           56,129
                                                             ===================              ==================


                               LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                   $            11,387              $            8,324
Accrued expenses and other liabilities                                     5,658                           6,878
Note payable                                                                 800                           1,200
Loan payable to bank                                                      10,187                           9,182
Deferred investment management fees                                        2,315                           1,716
Distribution payable to partners                                          13,187                          14,282
                                                             -------------------              ------------------
     TOTAL LIABILITIES                                                    43,534                          41,582
                                                             -------------------              ------------------
Minority interest                                                            154                              87

PARTNERS' CAPITAL                                                         18,599                          14,460
                                                             -------------------              ------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                $            62,287              $           56,129
                                                             ===================              ==================










        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                          Three Months Ended            Six Months Ended
                                                               October 31,                   October 31,
                                                       -------------------------  ----------------------------
                                                           1995         1994           1995            1994
                                                       -----------   -----------  -------------    -----------
OPERATING REVENUES

Investment management fees                             $    38,207   $    30,232  $      73,867    $    60,254
Net distribution assistance and commission income            1,026         1,725          2,082          3,205
Interest and dividends                                          82            60            184            105
                                                       -----------   -----------  -------------    -----------
TOTAL OPERATING REVENUES                                    39,315        32,017         76,133         63,564
                                                       -----------   -----------  -------------    -----------

OPERATING EXPENSES

Compensation and benefits                                   17,428        13,682         33,807         27,012
Occupancy                                                    1,745         1,642          3,414          3,267
General and administrative                                   2,952         1,810          5,581          4,027
Promotional                                                  2,022         2,687          4,131          5,126
                                                       -----------   -----------  -------------    -----------
TOTAL OPERATING EXPENSES                                    24,147        19,821         46,933         39,432
                                                       -----------   -----------  -------------    -----------
OPERATING INCOME                                            15,168        12,196         29,200         24,132

Income taxes (Note 3)                                         (682)         (450)        (1,233)          (590)
                                                       -----------   -----------  -------------    -----------
INCOME BEFORE MINORITY INTEREST                             14,486        11,746         27,967         23,542

Minority interest                                              (51)           24            (83)            63
                                                       -----------   -----------  -------------    -----------
NET INCOME                                             $    14,435   $    11,770  $      27,884    $    23,605
                                                       ===========   ===========  =============    ===========














        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                          Six Months Ended
                                                                                             October 31,
                                                                                    --------------------------
                                                                                        1995          1994
                                                                                    -----------   ------------
Cash flows from operating activities
Net income                                                                          $    27,884   $     23,605
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                     759            640
   Depreciation and amortization                                                            472            574
   Minority interest, net of distributions                                                   67            449
(Increase) decrease in:
   Investment management fees receivable                                                 (2,227)        (1,260)
   Other assets                                                                          (2,865)        (2,652)
Increase (decrease) in:
   Accrued employee compensation and benefits                                             3,063          1,201
   Accrued expenses and other liabilities                                                (1,220)           857
   Deferred investment management fees                                                      599            (51)
                                                                                    -----------   ------------
Net cash provided by operating activities                                                26,532         23,363
                                                                                    -----------   ------------
Cash flows from investing activities
Purchases of fixed assets                                                                  (178)          (670)
Intangible assets resulting from acquisitions                                                 -         (2,129)
Proceeds from sales of mutual fund shares and other investments                             399              -
Purchases of mutual fund shares and other investments                                    (3,025)          (436)
                                                                                    -----------    -----------
Net cash (used in) investing activities                                                  (2,804)        (3,235)
                                                                                    -----------    -----------
Cash flows from financing activities
Net proceeds from bank loans                                                              1,005          7,300
Issuance of note payable                                                                      -          1,200
Payment of note payable                                                                    (400)             -
Distributions to partners:
   Oppenheimer Financial Corp.                                                           (8,458)        (8,197)
   Oppenheimer Capital, L.P.                                                            (17,200)       (17,030)
Contributions by Oppenheimer Capital, L.P.                                                   48             86
                                                                                     ----------    -----------
Net cash (used in) financing activities                                                 (25,005)       (16,641)
                                                                                     ----------    -----------
Net increase (decrease) in cash and short term investments                               (1,277)         3,487

Cash and short term investments at beginning of period                                    9,214          3,702
                                                                                     ----------    -----------
Cash and short term investments at end of period                                     $    7,937    $     7,189
                                                                                     ==========    ===========
Supplemental disclosure of cash flow information:

Interest paid                                                                        $      492    $       239
                                                                                     ==========    ===========
New York City unincorporated business taxes paid                                     $    1,060    $       525
                                                                                     ==========    ===========

        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization:

      Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.30% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.70% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

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

3.    Income Taxes:

      Although the Operating Partnership is not otherwise subject to Federal, state or local income taxes, it was subject to New York City unincorporated business tax ("UBT") of $682,000 and $1,233,000, respectively, for the three months and six months ended October 31, 1995 and $450,000 and $590,000, respectively, for the three months and six months ended October 31, 1994. The increase in New York City UBT is due to a change in the tax law effective January 1, 1995. After that date, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.

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

      On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company. This company offers collectively-managed portfolios of specialized asset classes.

      On May 10, 1994, the Operating Partnership formed Saratoga Capital Management, a joint venture, to provide asset allocation services to broker-dealers utilizing mutual funds managed by independent investment advisers and Opcap Advisors (formerly Quest for Value Advisors), an affiliated investment adviser.

5.    Prior Period Financial Information:

      Certain prior period financial information has been reclassified to conform with the current period presentation.

                               OPPENHEIMER CAPITAL

6.    Other Assets:

      Included in other assets is an investment in Orange County securities. On December 7, 1994, in response to the bankruptcy filing by Orange County, California, the Operating Partnership voluntarily purchased $2,000,000 principal amount at par of Orange County Tax and Revenue Anticipation Notes from a mutual fund for which Opcap Advisors acts as the sole investment adviser. This investment is being recorded at the market value. In February 1995, the Operating Partnership sold a total of $1,000,000 principal amount of the Orange County Tax and Revenue Anticipation Notes and realized a loss of approximately $100,000. The remaining principal amount was sold on November 2, 1995 and the Operating Partnership realized an additional loss of approximately $60,000.

7.      Restricted Unit Plan and Restricted Option Plan

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

8.      Subsequent Event

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $1.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels.

      Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap Advisors under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OMC.

                                 PART I, ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPPENHEIMER CAPITAL, L.P.

General

         The primary sources of income for Oppenheimer Capital, L.P. ( the "Partnership") are its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32,193,000 par value 10% note due 2012 from Oppenheimer Equities, Inc. ("Equities"), an affiliate.

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended October 31, 1995 and October 31, 1994 of $9,715,000 and $8,204,000, respectively. For the six months ended October 31, 1995 and October 31, 1994, the Partnership recorded equity in earnings of the Operating Partnership of $18,764,000 and $16,244,000, respectively.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended October 31, 1995 and October 31, 1994, New York City UBT totaled $34,000 and $396,000, respectively, and for the six months ended October 31, 1995 and October 31, 1994, New York City UBT totaled $67,000 and $721,000, respectively. The decline in New York City UBT is due to a change in the tax law effective January 1, 1995. After that date, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.

         Net income for the three months ended October 31, 1995 and October 31, 1994 amounted to $9,841,000 and $7,969,000, respectively, or $.64 per unit and $.52 per unit, respectively. Net income for the six months ended October 31, 1995 and October 31, 1994 amounted to $19,018,000 and $15,845,000, respectively,  or $1.24 per unit and $1.04 per unit, respectively.

Liquidity and Capital Resources

         The  only  business   activity  carried  on  by  the  Partnership  is
its investment in the Operating Partnership. The Partnership receives quarterly cash distributions from the Operating Partnership and receives interest income from Equities. Available cash flow, which equals cash distributions from the Operating Partnership plus interest income from the Equities note less New York City UBT, is distributed by the Partnership to its partners. Consequently, the Partnership does not require any additional liquidity or capital resources.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and six months ended October 31, 1995, the Partnership declared distributions to Unitholders of $.625 per unit and $1.175 per unit, respectively. The Partnership intends to make a special distribution of part of the net gain on the sale to Oppenheimer Management Corporation ("OMC") of the investment advisory business with respect to the Operating Partnership's Quest for Value Funds.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL

General

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of Opcap Advisors (formerly Quest For Value Advisors), OCC Distributors (formerly
Quest  For  Value  Distributors),   Oppenheimer  Capital  Futures  Management,
Oppenheimer Capital Limited, AMA Investment Advisers, L.P., American Medical Investment Co., L.P. ("Amico"), Oppenheimer Capital Trust Company and
Saratoga Capital Management.

         For the periods presented, the Operating Partnership's operations have been characterized by increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements with the Operating Partnership and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds managed by Opcap Advisors have added to assets under management. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. Revenues for all periods presented consist principally of investment management fees.

         The value of assets under management increased 25.7% to $36.8 billion at October 31, 1995 from $29.2 billion at October 31, 1994. Institutional and private account assets under management increased 23.2% to $29.3 billion from $23.8 billion. Mutual fund assets under management increased 36.3% to $7.5 billion from $5.4 billion for the same period.

Revenues

         Total operating revenues increased 22.8% for the three months ended October 31, 1995 to $39,315,000 from $32,017,000 for the three months ended October 31, 1994 and increased 19.8% for the six months ended October 31, 1995 to $76,133,000 from $63,564,000 for the six months ended October 31, 1994.
Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 26.4% for the three months ended October 31, 1995 to $38,207,000 from $30,232,000 for the three months ended October 31, 1994 as average assets under management for the three months ended October 31, 1995 increased 23.0% to $36.4 billion from $29.6 billion for the three months ended October 31, 1994. Investment management fees increased 22.6% for the six months ended October 31, 1995 to $73,867,000 from $60,254,000 for the six months ended October 31, 1994 as average assets under management for the six months ended October 31, 1995 increased 18.7% to $35.0 billion from $29.5 billion for the six months ended October 31, 1994. In addition, investment management fees increased due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts. The above increase was offset in part by lower performance fees recorded during the current fiscal year.

         Net distribution assistance and commission income decreased 40.5% to $1,026,000 for the three months ended October 31, 1995 from $1,725,000 for the three months ended October 31, 1994, and decreased 35.4% to $2,082,000 for the six months ended October 31, 1995 from $3,205,000 for the six months ended October 31, 1994. These decreases reflect lower certificate of deposit commission income resulting from less demand for funds by banks, and were partially offset by increased unit investment trust commission income due to increased sales of unit investment trusts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Expenses

         Total expenses increased 21.8% for the three months ended October 31, 1995 to $24,147,000 from $19,821,000 for the three months ended October 31, 1994 and increased 19.0% for the six months ended October 31, 1995 to $46,933,000 from $39,432,000 for the six months ended October 31, 1994. For both periods presented, the increase in expenses reflected the expansion of the Operating Partnership's business, including new businesses, products and services, including Oppenheimer Capital Trust Company, Saratoga Capital Management, and our International, Wrap Fee, and Unit Investment Trust divisions. In order to service an expanding institutional investment management business, the Operating Partnership added to its client service staff. To increase efforts to obtain new institutional business, additional
marketing  and support  staff was added.  In  addition,   the  international
division continued to expand with additional portfolio managers, researchers, and support staff. As a result of the expansion outlined above, staff support services such as Information Systems, Legal, Accounting and Human Resources were expanded. These increases were offset in part by staff reductions at OCC Distributors, AMA Investment Advisers and in mutual fund accounting.

         As a result of the sale of the investment advisory and other contracts for the twelve Quest for Value mutual funds, there will continue to be a reduction of staff at OCC Distributors. However, to support the growth in some of our newer businesses and the increase in the number of accounts serviced in our core business, we will continue to add staff to these areas.

         The major category of expense of the Operating Partnership is employee compensation and benefits. Compensation and benefits expense increased 27.4% for the three months ended October 31, 1995 to $17,428,000 from $13,682,000 for the three months ended October 31, 1994 and increased 25.2% for the six months ended October 31, 1995 to $33,807,000 from $27,012,000 for the six months ended October 31, 1994. Compensation and benefits expense increased due to additions to staff in the new businesses entered into during the past year and in the core investment management business, and was offset in part by staff reductions at OCC Distributors, AMA Investment Advisers and in mutual fund accounting. Compensation and benefits expense also increased due to staff salary increases. In addition, compensation and benefits increased as a result of higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of their individual contribution to firm profitability.

         Occupancy expenses increased 6.3% for the three months ended October 31, 1995 to $1,745,000 from $1,642,000 for the three months ended October 31, 1994 and increased 4.5% for the six months ended October 31, 1995 to $3,414,000 from $3,267,000 for the six months ended October 31, 1994. The slight increases reflected increased amortization expense relating to leasehold improvements made during the past year.

         General and administrative expenses increased 63.1% for the three months ended October 31, 1995 to $2,952,000 from $1,810,000 for the three months ended October 31, 1994. For the six months ended October 31, 1995, general and administrative expenses increased 38.6% to $5,581,000 from $4,027,000 for the six months ended October 31, 1994. For both the three and six months ended October 31, 1995, general and administrative expenses increased as a result of costs incurred in connection with the development of new businesses and increased activities in traditional businesses of the Operating Partnership. This increase reflected increased investments in computer equipment and software, higher professional services expenses due to the expansion of the Operating Partnership's business, and higher interest expense due to higher average bank borrowings.

         Promotional expenses decreased 24.8% for the three months ended October 31, 1995 to $2,022,000 from $2,687,000 for the three months ended October 31, 1994 and decreased 19.4% for the six months ended October 31, 1995 to $4,131,000 from $5,126,000 for the six months ended October 31, 1994. The decrease in promotional expenses was due primarily to a reduction in promotional expenses incurred by OCC Distributors and was offset in part by increased expenses in the Operating Partnership's new businesses due to increased staff size and increased new business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Income

         Operating income for the three months ended October 31, 1995 increased 24.4% to $15,168,000 from $12,196,000 for the three months ended October 31, 1994 and increased 21.0% for the six months ended October 31, 1995 to $29,200,000 from $24,132,000 for the six months ended October 31, 1994. The increase in operating income was a result of greater increases in operating revenues than in operating expenses as described above.

Income Taxes

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $682,000 and $1,233,000, respectively, for the three months and six months ended October 31, 1995 and $450,000 and $590,000, respectively, for the three months and six months ended October 31, 1994. The increase in New York City UBT is due to a change in the tax law effective January 1, 1995. After that date, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership.

Liquidity and Capital Resources

         The Operating Partnership has established a $20 million credit facility with a commercial bank to meet operating and financing needs. These funds have currently been used to support increased management fees receivable, to expand its facilities to accommodate the growth of its business and to finance acquisitions.

         The Operating Partnership also entered into an agreement with a commercial bank to sell the right to receive 12b-1 fees and contingent deferred sales charges from the sale of Class B shares of the Quest for Value Family of Funds as a means to raise funds for the payment of commissions paid to brokers associated with the sale of Class B shares. As a result of the sale to Oppenheimer Management Corporation ("OMC") of the investment advisory and other contracts and business relationships for the twelve Quest for Value mutual funds this agreement was canceled.

          The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On October 31, 1995, the Operating Partnership declared a distribution to its partners of $13,187,000, payable on November 30, 1995.

         The Operating Partnership has two broker-dealer subpartnerships, OCC Distributors and Amico, both of which are subject to the rules and regulations of the Securities and Exchange Commission, which require the maintenance of minimum net capital. For the six months ended October 31, 1995, these broker-dealer subpartnerships met these minimum net capital requirements.

Subsequent Event

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $1.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Subsequent Event (Continued)

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap Advisors (formerly Quest for Value Advisors), an affiliated investment adviser, under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six fixed income funds, representing approximately
$300 million of those assets, have been merged into comparable funds managed by OMC.

         Annual sub-advisory fees related to these six equity funds are projected at $5.5 million annually, based on assets under management as of November 21, 1995, down from the previous $15.7 million for the twelve Quest for Value Funds. This decrease in revenues is expected to be offset by cost reductions related to mutual fund distribution efforts. The Operating Partnership had already implemented a portion of these cost reductions in anticipation of the sale; these reductions are reflected in the Operating Partnership's second fiscal quarter results. Now that the sale is completed, costs will be reduced further as the Operating Partnership withdraws from the mutual fund distribution business. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development will not be made. These savings will emerge over time.

         The Operating Partnership intends to declare a special distribution of part of the net gain of the above transaction and to retain the remainder for operating and financing needs.

Part II.   Other Information

Items 1-5.       Not applicable.

Item 6.          (a)     The Partnership filed a Form 8-K on August 30, 1995 to
                         disclose the definitive agreement between Oppenheimer
                         Management Corporation and the Operating Partnership regarding the sale of the investment advisory and other contracts and business relationships of twelve of the Operating Partnership's Quest for Value Funds.

                 (b) The following exhibits are required by Item 601 of Regulation S-K and are filed herewith:

                 (10.1) Acquisition Agreement dated August 17, 1995 among Oppenheimer Capital, Quest for Value Advisors, Quest for Value Distributors and Oppenheimer Management Corporation.

                 (27)    Financial data schedule.

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

                                               Oppenheimer Capital, L.P.
                                      By:        Oppenheimer Financial Corp.,
                                                   its General Partner



   Date: December 10, 1995     By:    /s/ Joseph M. La Motta
                                      -----------------------------------------
                                          Joseph M. La Motta
                                          Executive Vice President and Director
                                          of Oppenheimer Financial Corp.;
                                          President and Chief Executive Officer
                                          of Oppenheimer Capital


                               By:    /s/ Sheldon M.Siegel
                                      -----------------------------------------
                                          Sheldon M. Siegel
                                          Managing Director and Chief Financial
                                          Officer of Oppenheimer Capital