Form 10-Q
period 1996-01-31
OPPENHEIMER CAPITAL L P /DE/
filed 1996-03-13
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      X   EXCHANGE ACT OF 1934.
    -----
          For the quarterly period ended  January 31, 1996
                                         ------------------


          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    -----
          For the transition period from _________ to _________


                         Commission file number: 1-9597
                                                --------


                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-3412614
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                   10281
-------------------------------------------               ------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         The issuer is a Limited Partnership. There were 15,255,070 Units of limited partnership interest outstanding at March 10, 1996.

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

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                  January 31, 1996               April 30, 1995
                                                              --------------------            -----------------
                                     ASSETS

Cash and short-term investments                                $                41              $            60

Investment in Oppenheimer Capital                                           24,142                        9,707

Distribution receivable (Note 3)                                            17,340                        9,545

10% Note due 2012 from Oppenheimer Equities, Inc.                           32,193                       32,193

Interest receivable                                                            547                          538

Other assets                                                                   126                          109

Goodwill, net                                                               42,524                       44,481
                                                              --------------------            -----------------
     TOTAL ASSETS                                              $           116,913              $        96,633
                                                              ====================            =================



                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                               $            18,106              $        10,321
                                                              --------------------            -----------------
     TOTAL LIABILITIES                                                      18,106                       10,321
                                                              --------------------            -----------------

General partner's capital                                                    1,002                          876

Limited partners' capital;  15,255,070 and 15,136,837
  Units outstanding, respectively                                           97,805                       85,436
                                                              --------------------            -----------------
     TOTAL PARTNERS' CAPITAL                                                98,807                       86,312
                                                              --------------------            -----------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                      $           116,913              $        96,633
                                                              ====================            =================




        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                              Three Months Ended           Nine Months Ended
                                                                  January 31,                   January 31,
                                                         -------------------------     ------------------------
                                                             1996          1995            1996         1995
                                                         ------------   ----------     -----------   ----------
REVENUES

Equity in earnings of Oppenheimer Capital:

   Operating earnings                                    $    10,776    $   7,278      $   29,540    $  23,522

   Gain on Quest sale (Note 6)                                17,734            -          17,734            -
                                                         ------------   ----------     -----------   ----------
     Total equity in earnings of Oppenheimer Capital          28,510        7,278          47,274       23,522

Interest                                                         812          815           2,437        2,441
                                                         ------------   ----------     -----------   ----------
     TOTAL REVENUES                                           29,322        8,093          49,711       25,963
                                                         ------------   ----------     -----------   ----------

EXPENSES

Amortization of goodwill                                         652          652           1,956        1,956

Other expenses (Note 4)                                           33          218             100          939
                                                         ------------   ----------     -----------   ----------
TOTAL EXPENSES                                                   685          870           2,056        2,895
                                                         ------------   ----------     -----------   ----------
NET INCOME                                               $    28,637    $   7,223      $   47,655    $  23,068
                                                         ============   ==========     ===========   ==========
NET INCOME PER UNIT (NOTES 5 AND 6)                      $      1.86    $     .47      $     3.10    $    1.51
                                                         ============   ==========     ===========   ==========
DISTRIBUTIONS DECLARED PER UNIT                          $     1.175    $     .50      $     2.35    $    1.50
                                                         ============   ==========     ===========   ==========













        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                      Nine Months Ended
                                                                                          January 31,
                                                                                -----------------------------
                                                                                     1996            1995
                                                                                -------------    ------------
Cash flows from operating activities
Net income                                                                      $     47,655     $    23,068
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received in excess of (less than) equity in
    earnings of Oppenheimer Capital                                                  (21,197)            672
   Amortization of goodwill                                                            1,956           1,956
   (Increase) in interest receivable                                                      (9)             (9)
   (Increase) in other assets                                                            (17)            (21)
                                                                                -------------    ------------
Net cash provided by operating activities                                             28,388          25,666
                                                                                -------------    ------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                            (300)            (86)
                                                                                -------------    ------------
Cash flows from financing activities Distributions to partners:
   General partner                                                                      (284)           (256)
   Limited partners                                                                  (28,123)        (25,351)
Issuance of limited partnership units on exercise of
   restricted options                                                                    300              86
                                                                                -------------    ------------
Net cash (used in) financing activities                                              (28,107)        (25,521)
                                                                                -------------    ------------
Net (decrease) increase in cash and short term investments                               (19)             59

Cash and short term investments at beginning of period                                    60              75
                                                                                -------------    ------------
Cash and short term investments at end of period                                $         41     $       134
                                                                                =============    ============
Supplemental disclosure of cash flow information:

New York City unincorporated business taxes paid                                $        117     $       960
                                                                                =============    ============







        The accompanying notes are an integral part of these statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS



1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") holds a 67.32% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

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

3.      Distribution Receivable:

        On January 31, 1996, the Operating Partnership declared distributions to its partners, payable on February 29, 1996, of which $17,340,000 was received by the Partnership.

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

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)

                                                     Three Months Ended              Nine Months Ended
                                                         January 31,                    January 31,
                                                  -------------------------      -------------------------
                                                      1996          1995             1996          1995
                                                  -----------   -----------      -----------   -----------
Net Income                                        $   28,637    $    7,223       $   47,655    $   23,068

Less 1% applicable to the General Partner                286            72              477           231
                                                  -----------   -----------      -----------   -----------
Net income available to the Limited Partners      $   28,351    $    7,151       $   47,178    $   22,837
                                                  ===========   ===========      ===========   ===========

Weighted average number of units outstanding          15,247        15,137           15,241        15,136
                                                  ===========   ===========      ===========   ===========

Net income per unit                               $     1.86    $      .47       $     3.10    $     1.51
                                                  ===========   ===========      ===========   ===========


6.      Gain on Quest Sale:

         Included in "Equity in earnings of Oppenheimer Capital" for the three and nine months ended January 31, 1996 is a gain resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership. The Partnership's share of the gain on the sale, which was completed on November 22, 1995, totaled $17,734,000, or $1.15 per unit. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels.

        Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap, under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OMC.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)

                                                                January 31, 1996                 April 30, 1995
                                                             -------------------             ------------------
                                                      ASSETS
Cash and short-term investments                              $            27,520             $            9,214
Investment management fees receivable                                     40,452                         33,177
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,391 and $1,867                                      3,441                          3,733
Intangible assets, less accumulated amortization
    of $330 and $395                                                       1,746                          3,012
Investments in affiliated mutual funds and other
    sponsored investment products                                          6,474                          2,887
Other assets (Note 6)                                                      1,864                          4,106
                                                             -------------------             ------------------
     TOTAL ASSETS                                            $            81,497             $           56,129
                                                             ===================             ==================


                               LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                   $             9,631             $            8,324
Accrued expenses and other liabilities                                     6,176                          6,878
Note payable                                                                 800                          1,200
Loan payable to bank                                                           -                          9,182
Deferred investment management fees                                        2,804                          1,716
Distribution payable to partners                                          25,757                         14,282
                                                             -------------------             ------------------
     TOTAL LIABILITIES                                                    45,168                         41,582
                                                             -------------------             ------------------
Minority interest                                                            469                             87

PARTNERS' CAPITAL                                                         35,860                         14,460
                                                             -------------------             ------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                $            81,497             $           56,129
                                                             ===================             ==================










        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                          Three Months Ended            Nine Months Ended
                                                              January 31,                  January 31,
                                                      --------------------------   ---------------------------
                                                          1996           1995         1996            1995
                                                      -----------    -----------   -----------    ------------
OPERATING REVENUES

Investment management fees                            $   40,391     $   29,634    $  114,258     $    89,889
Net distribution assistance and commission income           (247)         2,328         1,835           5,532
Interest and dividends                                       419             79           603             184
                                                      -----------    -----------   -----------    ------------
TOTAL OPERATING REVENUES                                  40,563         32,041       116,696          95,605
                                                      -----------    -----------   -----------    ------------

OPERATING EXPENSES

Compensation and benefits                                 17,290         13,954        51,097          40,966
Occupancy                                                  1,704          1,526         5,118           4,793
General and administrative                                 3,291          2,890         8,872           6,917
Promotional                                                1,468          2,558         5,599           7,684
                                                      -----------    -----------   -----------    ------------
TOTAL OPERATING EXPENSES                                  23,753         20,928        70,686          60,360
                                                      -----------    -----------   -----------    ------------
OPERATING INCOME                                          16,810         11,113        46,010          35,245

Gain on Quest sale (Note 8)                               27,725              -        27,725               -
                                                      -----------    -----------   -----------    ------------
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                     44,535         11,113        73,735          35,245

Income taxes (Note 3)                                     (1,860)          (233)       (3,093)           (823)
                                                      -----------    -----------   -----------    ------------
INCOME BEFORE MINORITY INTEREST                           42,675         10,880        70,642          34,422

Minority interest                                           (315)           (60)         (398)              3
                                                      -----------    -----------   -----------    ------------
NET INCOME                                            $   42,360     $   10,820    $   70,244     $    34,425
                                                      ===========    ===========   ===========    ============









        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                         Nine Months Ended
                                                                                             January 31,
                                                                                    --------------------------
                                                                                        1996           1995
                                                                                    ------------   -----------
Cash flows from operating activities
Net income                                                                          $    70,244    $   34,425
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                   1,165           960
   Depreciation and amortization                                                            736           831
   Minority interest, net of distributions                                                  382           111
(Increase) decrease in:
   Investment management fees receivable                                                 (7,275)       (2,769)
   Other assets                                                                           2,795           365
Increase (decrease) in:
   Accrued employee compensation and benefits                                             1,307          (443)
   Accrued expenses and other liabilities                                                  (702)        1,513
   Deferred investment management fees                                                    1,088          (157)
                                                                                    ------------   -----------
Net cash provided by operating activities                                                69,740        34,836
                                                                                    ------------   -----------
Cash flows from investing activities
Purchases of fixed assets                                                                  (232)       (1,295)
Intangible assets resulting from acquisitions                                                 -        (1,688)
Proceeds from sales of mutual fund shares and other investments                           2,817           752
Purchases of mutual fund shares and other investments                                    (5,891)       (3,222)
                                                                                    ------------   -----------
Net cash (used in) investing activities                                                  (3,306)       (5,453)
                                                                                    ------------   -----------
Cash flows from financing activities
Net (repayments of) proceeds from bank loans                                             (9,182)        9,257
Issuance of note payable                                                                      -         1,200
Payment of note payable                                                                    (400)            -
Distributions to partners:
   Oppenheimer Financial Corp.                                                          (12,771)      (11,704)
   Oppenheimer Capital, L.P.                                                            (26,075)      (24,195)
Contributions by Oppenheimer Capital, L.P.                                                  300            86
                                                                                     -----------   -----------
Net cash (used in) financing activities                                                 (48,128)      (25,356)
                                                                                     -----------   -----------
Net increase in cash and short term investments                                          18,306         4,027

Cash and short term investments at beginning of period                                    9,214         3,702
                                                                                     -----------   -----------
Cash and short term investments at end of period                                     $   27,520    $    7,729
                                                                                     ===========   ===========
Supplemental disclosure of cash flow information:

Interest paid                                                                        $      609    $      491
                                                                                     ===========   ===========
New York City unincorporated business taxes paid                                     $    3,025    $      625
                                                                                     ===========   ===========

        The accompanying notes are an integral part of these statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization:

      Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.32% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.68% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

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

3.    Income Taxes:

      Although the Operating Partnership is not otherwise subject to Federal, state or local income taxes, it was subject to New York City unincorporated business tax ("UBT") of $1,860,000 and $3,093,000, respectively, for the three months and nine months ended January 31, 1996 and $233,000 and $823,000, respectively, for the three months and nine months ended January 31, 1995. There are two reasons for the significant increase in New York City UBT. First, due to a change in the tax law effective January 1, 1995, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously, New York City UBT was assessed directly at the Partnership level. A second reason for the increase can be attributed to higher earnings, including the $27,725,000 gain realized by the Operating Partnership on the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds. The sale, which occurred during the three months ended January 31, 1996, resulted in New York City UBT of $1,109,000.

4.    Acquisitions of Businesses:

      In May, 1994, a subsidiary of the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for their pro rata portions of $500,000 and a $1,200,000 promissory note bearing interest at the prime rate. On May 1, 1995, $400,000 was paid on the promissory note, with the remainder due in two equal installments of $400,000 on May 1, 1996 and May 1, 1997. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA, other health care professionals and medical organizations.

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

                               OPPENHEIMER CAPITAL

5.    Prior Period Financial Information:

      Certain prior period financial information has been reclassified to conform with the current period presentation.

6.    Other Assets:

      Included in other assets at April 30, 1995 is an investment in Orange County, California securities. On December 7, 1994, in response to the bankruptcy filing by Orange County, the Operating Partnership voluntarily purchased $2,000,000 principal amount of Orange County Tax and Revenue
Anticipation Notes at par from a mutual fund for which Opcap Advisors acts as the sole investment adviser. This investment was recorded at market value. In February 1995, the Operating Partnership sold a total of $1,000,000 principal amount of the Orange County Tax and Revenue Anticipation Notes and realized a loss of approximately $100,000. The remaining principal amount was sold on November 2, 1995 and the Operating Partnership realized an additional loss of approximately $60,000.

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

8.    Gain on Quest Sale

      On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels. The gain on the sale, shown separately from operating income on the statements of income, amounted to $27,725,000 before New York City UBT and minority interest.

      Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OMC.

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

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended January 31, 1996 and January 31, 1995 of $28,510,000 and $7,278,000, respectively. For the nine months ended January 31, 1996 and January 31, 1995, the Partnership recorded equity in earnings of the Operating Partnership of $47,274,000 and $23,522,000, respectively. Equity in earnings of the Operating Partnership increased for both the three and nine month periods due to higher operating income of the Operating Partnership and due to a gain recognized by the Operating Partnership on the sale of the Quest for Value investment advisory and other contracts and business relationships (the "Quest sale") to Oppenheimer Management Corporation ("OMC"). Equity in earnings of the Operating Partnership for both the three and nine months ended January 31, 1996 included $17,734,000 related to the Quest Sale.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended January 31, 1996 and January 31, 1995, the Partnership's New York City UBT totaled $33,000 and $218,000, respectively, and for the nine months ended January 31, 1996 and January 31, 1995, New York City UBT totaled $100,000 and $939,000, respectively. The decline in New York City UBT is due to a change in the tax law effective January 1, 1995. New York City UBT is now imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously New York City UBT was assessed directly at the Partnership level.

         Net income for the three months ended January 31, 1996 and January 31, 1995 amounted to $28,637,000 and $7,223,000, respectively, or $1.86 per unit and $.47 per unit, respectively. Net income for the nine months ended January 31, 1996 and January 31, 1995 amounted to $47,655,000 and $23,068,000, respectively, or $3.10 per unit and $1.51 per unit, respectively. For both the three and nine months ended January 31, 1996, the gain on the Quest sale represented net income of $17,734,000, or $1.15 per unit.

Liquidity and Capital Resources

         The only business activity carried on by the Partnership is its investment in the Operating Partnership. The Partnership receives quarterly cash distributions from the Operating Partnership and receives interest income from the Equities note. Available cash flow, which equals cash distributions from the Operating Partnership plus interest income from the Equities note less New York City UBT, is distributed by the Partnership to its partners. Consequently, the Partnership does not require any additional liquidity or capital resources.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and nine months ended January 31, 1996, the Partnership declared distributions to Unitholders of $1.175 per unit and $2.35 per unit, respectively. The $1.175 per unit distribution declared during the three months ended January 31, 1996 was comprised of a $0.625 regular quarterly distribution and a $0.55 special distribution resulting from the Quest sale.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL

General

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of Opcap Advisors (formerly Quest For Value Advisors), OCC Distributors (formerly Quest For Value Distributors), Oppenheimer Capital Futures Management, Oppenheimer Capital Limited, AMA Investment Advisers, L.P. ("AMA Advisers"), American Medical Investment Co., L.P. ("Amico"), Oppenheimer Capital Trust Company and Saratoga Capital Management.

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

         The value of assets under management increased 33.3% to $38.8 billion at January 31, 1996 from $29.1 billion at January 31, 1995. Institutional and private account assets under management increased 30.6% to $30.7 billion from $23.5 billion. The increase in the institutional and private account assets under management is net of a lost $1.3 billion option management account with a low effective fee rate. Mutual fund assets under management increased 44.6% to $8.1 billion from $5.6 billion for the same period. This increase is net of a $300 million reduction in fixed income mutual fund assets as a result of the Quest sale.

Gain on Quest Sale

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to Oppenheimer Management Corporation ("OMC"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels. The gain on the sale, before New York City unincorporated business tax ("UBT") and minority interest, amounted to $27.7 million.

         The net proceeds from the Quest sale were used to pay a special distribution to partners, reduce bank borrowings, and to fund the working capital needs of the Operating Partnership.

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, will continue to be managed by Opcap Advisors (formerly Quest for Value Advisors), an affiliated investment adviser, under a subadvisory contract with OMC, which will allow the current portfolio management teams to remain in place. The six equity funds have been renamed the Oppenheimer/Quest funds. The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OMC.

         Annual sub-advisory fees related to the Oppenheimer/Quest funds are projected at $6.4 million annually, based on assets under management as of February 27, 1996, down from the previous $15.7 million of annual advisory fees for the twelve Quest for Value Funds at November 21, 1995. This decrease is expected to be offset by increased fund sales as a result of OMC's extensive mutual fund distribution capabilities and by cost reductions related to the Operating Partnership's withdrawal from the mutual fund distribution business. Assets in the six equity funds have increased 22.1% to $1.7 billion at February 27, 1996 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Gain on Quest Sale (continued)

         The Operating Partnership implemented a portion of the mutual fund distribution cost savings prior to the close of the Quest sale, and now that the sale has been completed, costs will be reduced further. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development will not be made. These savings are expected to emerge over time.

Operating Revenues

         Total operating revenues increased 26.6% for the three months ended January 31, 1996 to $40,563,000 from $32,041,000 for the three months ended January 31, 1995 and increased 22.1% for the nine months ended January 31, 1996 to $116,696,000 from $95,605,000 for the nine months ended January 31, 1995. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 36.3% for the three months ended January 31, 1996 to $40,391,000 from $29,634,000 for the three months ended January 31, 1995 as average assets under management for the three months ended January 31, 1996 increased 29.9% to $37.3 billion from $28.8 billion for the three months ended January 31, 1995. Investment management fees increased 27.1% for the nine months ended January 31, 1996 to $114,258,000 from $89,889,000 for the nine months ended January 31, 1995 as average assets under management for the nine months ended January 31, 1996 increased 22.4% to $35.8 billion from $29.2 billion for the nine months ended January 31, 1995. In addition, investment management fees increased due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts.

         Net distribution assistance and commission income decreased to $(247,000) for the three months ended January 31, 1996 from $2,328,000 for the three months ended January 31, 1995, and decreased 66.8% to $1,835,000 for the nine months ended January 31, 1996 from $5,532,000 for the nine months ended January 31, 1995. These decreases reflected lower certificate of deposit commission income as a result of less demand for funds by banks, lower unit investment trust commission income due to industrywide weakness as a result of the strength of the U.S. equity markets, and reduced distribution income as the Operating Partnership no longer receives commissions and distribution assistance payments on the twelve Quest for Value funds whose investment advisory and other contracts and business relationships were sold to OMC.

         Interest and dividend income increased to $419,000 for the three months ended January 31, 1996 from $79,000 for the three months ended January 31, 1995 and increased to $603,000 for the nine months ended January 31, 1996 from $184,000 for the nine months ended January 31, 1995. The increase in interest and dividend income can be primarily attributed to the interest earned on the proceeds received from the Quest sale.

Operating Expenses

         Total expenses increased 13.5% for the three months ended January 31, 1996 to $23,753,000 from $20,928,000 for the three months ended January 31, 1995 and increased 17.1% for the nine months ended January 31, 1996 to $70,686,000 from $60,360,000 for the nine months ended January 31, 1995. For both periods presented, the increase in expenses reflected the expansion of the Operating Partnership's business, including new businesses, products and services, including Oppenheimer Capital Trust Company, Saratoga Capital Management, and the International, Wrap Fee, and Unit Investment Trust divisions. In order to service an expanding institutional investment management business, the Operating Partnership added to its client service staff. To increase efforts to obtain new institutional business, additional marketing and support staff was added. In addition, the international division continued to expand with additional portfolio managers, researchers, and support staff. As a result of the expansion outlined above, staff support services such as information systems, legal, accounting and human resources were expanded. These increases were offset in part by staff reductions at OCC Distributors, AMA Investment Advisers and in mutual fund accounting.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Expenses (continued)

         As a result of the Quest sale, the number of employees at OCC Distributors declined to 10 at January 31, 1996 from 56 employees at July 31, 1995, and 75 employees at January 31, 1995. However, to support the growth in some of the Operating Partnership's newer businesses and the increase in the number of accounts serviced in its core business, the Operating Partnership has continued to add staff to these areas.

         The major category of expense of the Operating Partnership is employee compensation and benefits. Compensation and benefits expense increased 23.9% for the three months ended January 31, 1996 to $17,290,000 from $13,954,000 for the three months ended January 31, 1995 and increased 24.7% for the nine months ended January 31, 1996 to $51,097,000 from $40,966,000 for the nine months ended January 31, 1995. Compensation and benefits expense increased due to additions to staff in the new businesses entered into during the past year and in the core investment management business, and was offset in part by staff reductions at OCC Distributors, AMA Investment Advisers and in mutual fund accounting. Compensation and benefits expense also increased due to staff salary increases. In addition, compensation and benefits increased as a result of higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of their individual contribution to firm profitability.

         Occupancy expenses increased 11.7% for the three months ended January 31, 1996 to $1,704,000 from $1,526,000 for the three months ended January 31, 1995 and increased 6.8% for the nine months ended January 31, 1996 to $5,118,000 from $4,793,000 for the nine months ended January 31, 1995. The increases reflected increased amortization expense relating to leasehold improvements made during the past year, increased equipment rental costs and increased rent expenditures.

         General and administrative expenses increased 13.9% for the three months ended January 31, 1996 to $3,291,000 from $2,890,000 for the three months ended January 31, 1995. For the nine months ended January 31, 1996, general and administrative expenses increased 28.3% to $8,872,000 from $6,917,000 for the nine months ended January 31, 1995. The 13.9% increase from the prior year quarter is significantly less than the 28.3% increase when comparing the nine month amounts. This decline is primarily due to reduced costs as a result of the Quest sale and cost reductions of AMA Advisers. As a result of the Quest sale in November 1995, the Operating Partnership was able to eliminate all of its outstanding bank loans and the related interest expense. The 28.3% increase in the nine month comparison is the result of costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of the increased computer support for professional and administrative staff, and higher professional services expenses due to the expansion of the Operating Partnership's business, and was offset in part by cost savings realized from the Quest sale and cost reductions at AMA Advisers.

         Promotional expenses decreased 42.6% for the three months ended January 31, 1996 to $1,468,000 from $2,558,000 for the three months ended January 31, 1995 and decreased 27.1% for the nine months ended January 31, 1996 to $5,599,000 from $7,684,000 for the nine months ended January 31, 1995. The decrease in promotional expenses was due primarily to a reduction in promotional expenses incurred by OCC Distributors and AMA Advisers and was offset in part by increased expenses in the Operating Partnership's new businesses due to increased staff size and increased new business activities.

Operating Income

         Operating income for the three months ended January 31, 1996 increased 51.3% to $16,810,000 from $11,113,000 for the three months ended January 31, 1995 and increased 30.5% for the nine months ended January 31, 1996 to $46,010,000 from $35,245,000 for the nine months ended January 31, 1995. The increase in operating income was a result of greater increases in operating revenues than in operating expenses as described above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Income Taxes

      The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $1,860,000 and $3,093,000, respectively, for the three months and nine months ended January 31, 1996 and $233,000 and $823,000, respectively, for the three months and nine months ended January 31, 1995. There are two reasons for the significant increase in New York City UBT. First, due to a change in the tax law effective January 1, 1995, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously, New York City UBT was assessed directly at the Partnership level. A second reason for the increase can be attributed to higher earnings, including the $27,725,000 gain realized by the Operating Partnership on the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds. The sale, which occurred during the three months ended January 31, 1996, resulted in New York City UBT of $1,109,000.

Liquidity and Capital Resources

         The net gain on the Quest sale totaled $26.3 million. The proceeds from the sale were used to pay a special distribution to partners of $12.6 million and the remaining funds were used to reduce bank borrowings and to fund the working capital needs of the Operating Partnership.

         The Operating Partnership has established a $20 million credit facility with a commercial bank to meet operating and financing needs. These funds have been used to support increased management fees receivable, to expand its
facilities,   to  accommodate   the  growth  of  its  business  and  to  finance
acquisitions.

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On January 31, 1996, the Operating Partnership declared a distribution to its partners of $25,757,000, payable on February 29, 1996.

         The Operating Partnership has two broker-dealer subpartnerships, OCC Distributors and Amico, both of which are subject to the rules and regulations of the Securities and Exchange Commission, which require the maintenance of minimum net capital. For the nine months ended January 31, 1996, these broker-dealer subpartnerships met these minimum net capital requirements. During the three months ended January 31, 1996, the Amico subpartnership ceased operations.

Part II.   Other Information

Items 1-5.        Not applicable.

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

                                               Oppenheimer Capital, L.P.
                                      By:        Oppenheimer Financial Corp.,
                                                   its General Partner



   Date: March 12, 1996        By:    /s/ Joseph M. La Motta
                                          Joseph M. La Motta
                                          Executive Vice President and Director
                                          of Oppenheimer Financial Corp.;
                                          President and Chief Executive Officer
                                          of Oppenheimer Capital


                               By:    /s/ Sheldon M.Siegel
                                          Sheldon M.Siegel
                                          Managing Director and Chief Financial
                                          Officer of Oppenheimer Capital