Form 10-K
period 1996-04-30
OPPENHEIMER CAPITAL L P /DE/
filed 1996-07-29
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
                                   Act of 1934
                    For the fiscal year ended April 30, 1996
                                       or
   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
- ---
                                   Act of 1934
                  For the transition period from _____ to _____

                          Commission file Number 1-9597
                                                --------

                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3412614
- -------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


OPPENHEIMER TOWER
1 WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                 10281
- ---------------------------------------------             -----------
(Address of principal executive office)                    Zip Code)

Registrant's telephone number, including area code  (212) 667-7000
                                                   ----------------

Securities registered under Section 12(b) or Section 12(g) of the Act:

Units of limited partnership interest            New York Stock Exchange
- -------------------------------------  -----------------------------------------
           Title of class              Name of each exchange on which registered

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
          -------

     The aggregate market value of Units of limited partnership interest held by non-affiliates of the registrant at July 18, 1996 (based on the closing price at which the Units of limited partnership interest were sold on the New York Stock Exchange on such date) was approximately $430,000,000.

     The issuer is a limited partnership. There were 15,362,920 Units of limited partnership interest outstanding at July 18, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     Part IV, Item 14, incorporates by reference several exhibits from the registrant's Registration Statement on Form S-3, as amended, filed on April 16, 1991 (File No. 33-39354) and Form S-8 filed on July 2, 1990 (File No. 33-35584).

                                     Part I
                                     ------

Item 1. Business
- ----------------

         Oppenheimer Capital L.P. (the "Partnership") is a publicly-traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin"), and 99% by its public limited partners ("unitholders"). The Partnership's primary business is holding a majority interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining interest in the Operating Partnership. The Operating
Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

         On July 9, 1987, the Partnership completed an initial public offering of 7,920,000 units of limited partnership interest ("units") and contributed the net proceeds of $98,028,000, as well as a $1,004,000 contribution by Opfin, to the Operating Partnership in exchange for a 32.3% general partnership interest in the Operating Partnership.

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

         Additional general partnership interests in the Operating Partnership totaling 1.59% were acquired by the Partnership as a result of the issuance of units pursuant to the Restricted Unit and Option Plans. At July 18, 1996, the Partnership's and Opfin's general partnership interests in the Operating Partnership were 67.48% and 32.52%, respectively.

         Prior to the date of the Exchange, the Operating Partnership owned a $98,000,000 par value 10% note (the "Equities Note") maturing in the year 2012 due from Oppenheimer Equities, Inc. ("Equities"), a direct wholly-owned subsidiary of Opfin. At the time of the Exchange, the Equities Note was divided into two promissory notes, based on each partner's interest in the Operating Partnership prior to the Exchange. The Operating Partnership distributed a note in the principal amount of $32,193,000 to the Partnership and a note in the principal amount of $65,807,000 to Opfin. These two notes contained the same terms and provisions as the Equities Note.

General
- -------

         The primary sources of income for the Partnership are its proportionate share of the net income of the Operating Partnership and interest income on the $32,193,000 note due from Equities. The following discussion will focus on the activities of the Operating Partnership and provide a description of the note.

         The Operating Partnership derives its revenue and net earnings primarily from providing investment management services to institutions, individuals and registered investment companies. In 1986, Oppenheimer Capital Corp. ("Opcap"), a predecessor corporation, organized both Quest For Value Advisors, Inc. ("Quest Advisors"), a wholly-owned investment management subsidiary, for the purpose of managing mutual funds, and Quest For Value Distributors, Inc. ("Quest Distributors"), a wholly-owned registered broker-dealer subsidiary, for the purpose of distributing mutual funds. On July 9, 1987, Quest Advisors and Quest Distributors were reorganized as subpartnerships of the Operating Partnership which retained a 99% general partnership interest, while Opfin purchased a 1% general partnership interest, in the subpartnerships. On November 22, 1995, upon the completion of the sale of the investment advisory and other contracts and business relationships of its twelve Quest for Value mutual funds (the "Quest sale"), Quest Advisors was renamed Opcap Advisors and Quest Distributors was renamed OCC Distributors. Opcap Advisors provides investment management services to 40 investment portfolios, or "mutual funds", and OCC Distributors continues to distribute money market mutual funds. In June 1991, Oppenheimer Capital Limited, a wholly-owned U.K. investment management company, was established to provide investment management services to foreign institutional investors. In January 1994, Oppenheimer Capital International was formed as a division of the Operating Partnership to manage non-U.S. equities for clients. Investment management and advisory fees are generally based on the net assets of the investment portfolios under management and fluctuate due to changes in the total value of the net assets under management.

         The asset management industry grew significantly during the five years ended June 30, 1995 with tax-exempt and taxable assets managed by U.S. investment advisers, bank trust departments and insurance companies increasing from $4.2 trillion at June 30, 1990 to $8.8 trillion at June 30, 1995. (Source:
Directory of Pension Funds and their Investment Managers.) During this period, the growth in assets under management at investment management firms exceeded the corresponding growth at banks and insurance companies. At June 30, 1990, investment management firms managed $2.6 trillion or approximately 61% of total tax-exempt and taxable assets under management. At June 30, 1995, they accounted for $6.6 trillion or approximately 75% of total tax-exempt and taxable assets under management. The mutual fund industry has also experienced rapid growth during the past five years. During the five years ended December 31, 1995, assets of mutual funds (excluding money market and municipal mutual funds) increased from $568.5 billion to $2,067.3 billion according to the Investment Company Institute.

         The investment management industry is fragmented and the Operating Partnership's share of assets under management is less than one half of 1% of all industry assets under management.

         The Operating Partnership's staff of 348 employees includes 42 investment professionals. The average tenure of these professionals at the Operating Partnership is 9 years, and their average investment experience is 20 years. Besides the staff of 42 investment professionals, the Operating Partnership has a support staff of 306 individuals. The Operating Partnership's brokerage affiliate, Oppenheimer & Co., Inc. ("Opco"), a registered broker-dealer, has approximately 3,000 employees, including approximately 800 individuals who are engaged primarily in customer sales activities at its New York headquarters or in its regional offices.

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

         According to the most recent five-year and ten-year ranking by SEI Corporation ("SEI"), the investment performance of the Operating Partnership's composite of discretionary equity-oriented accounts ranked in the top 16% and 23%, respectively, of the equity funds in SEI's data base at March 31, 1996*. The Operating Partnership's composite of discretionary equity-oriented accounts, which consist of employee benefit plans that have market values of at least $10,000,000, has produced positive returns in nineteen of the last twenty calendar years while the S&P 500 declined in three of such years. There is no assurance that the Operating Partnership's relative performance will continue in the future.

         During the 1996 fiscal year, the Operating Partnership made a strategic decision to withdraw from selling open end mutual funds to the retail market and to stop selling retail investment products directly to the medical community. The Operating Partnership, in the past, has incurred significant expenditures for the start up and expansion of these businesses. This is discussed in greater detail on pages 6 and 8.

_____________________
* As of December 31, 1995, SEI's equity fund data base covered 899 equity portfolios aggregating $130.6 billion in assets managed by 296 investment advisers, and was compiled from information provided in most cases by custodians of institutional advisory accounts. The Operating Partnership's past performance and SEI rankings do not adjust for advisory fees or other expenses and assume the reinvestment of distributions. Also, SEI does not rank mutual fund performance, and the advisers rated may have managed their accounts to achieve different investment objectives.

Revenues.
- ---------
          The Operating Partnership generates fee income from the accounts under management based primarily on the value of assets in each account and also, to a limited extent, on performance. For the five years ended April 30, 1996, the Operating Partnership's investment management fee income has grown from $72.9 million to $151.3 million, representing a compound annual increase of 15.7%. Investment management fee income for the year ended April 30, 1996, as compared to the year ended April 30, 1995, increased 26.9% from $119.2 million.

         The sources of the Operating Partnership's fee income are diversified and balanced among the Public, Jointly Trusteed and Corporate Employee Benefit Plans, Endowments and Foundations, and Individual and Small Tax-Exempt
Institutions which together account for 69% of fee income. Mutual funds and other commingled products and Wrap Fee accounts contribute the balance. No single separately managed account represented more than 2% of the Operating Partnership's total investment management revenues during the year ended April 30, 1996.

Assets Under Management.
- ------------------------
          The following table sets forth the amount of assets under the Operating Partnership's management at April 30, 1996, 1995 and 1994 in millions.

                                                         April 30, 1996            April 30, 1995            April 30, 1994
                                                        ---------------           ---------------           ---------------
Separate Account Management
    Public Employee Benefit Plans                          $   10,928                $    8,988                $    8,306
    Jointly Trusteed Benefit Plans                              9,379                     7,064                     6,249
    Corporate Employee Benefit Plans                            5,857                     4,737                     4,135
    Endowments & Foundations                                    1,106                       925                       883
    Individuals & Small Institutions                              825                       623                       622
                                                        ---------------           ---------------           ---------------
Total Separate Account Management                              28,095                    22,337                    20,195

Wrap Fee                                                        3,469                     1,804                     1,561

Mutual Funds & Other Commingled Products                        9,003                     6,256                     5,228

Option Management (1)                                               -                     1,397                     2,418
                                                        ---------------           ---------------           ---------------
    Total                                                  $   40,567                $   31,794                $   29,402
                                                        ===============           ===============           ===============

(1) During fiscal 1996, the Operating Partnership withdrew from the option management business to concentrate on businesses offering higher returns.



         At April 30, 1991, 1992 and 1993, total assets under management were (in millions) $21,944, $23,706 and $26,386, respectively. For the five years ended April 30, 1996, assets under management grew at a compound annual rate of 13.1%.

         Public employee benefit plans are organized by government agencies and municipalities. Jointly trusteed benefit plans consist of collectively-bargained employee benefit plans pursuant to which at least two unrelated employers contribute to a common fund (with no one employer making more than 50% of the contributions). Corporate employee benefit plans are organized by corporations to provide employee benefits. Generally, the minimum size for new investment management accounts is $10,000,000 for equity accounts and $15,000,000 for fixed income accounts. Either the Operating Partnership or its clients may terminate investment management agreements without penalty after a brief notice period.

         Many factors influence a client's decision to select an investment adviser, including the investment adviser's performance record, the adviser's ability to implement consistently its investment strategy, the adviser's ability to manage the assets within the investment parameters, if any, set by the client and the marketing of such services.

         The Operating Partnership focuses its marketing efforts on presentations directly to prospective clients and to independent consultants who provide advice to such clients. This effort consists of a staff of 11 marketing professionals whose primary responsibilities are to make presentations to clients and consultants and to direct the efforts of the marketing and client service support staff.

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


OCC Family of Funds (formerly the Quest for Value Family of Funds)
- ------------------------------------------------------------------

         In 1982, Mercantile House Holdings PLC ("Mercantile") acquired Opcap, Opco and Oppenheimer Management Corporation, since renamed OppenheimerFunds, Inc. ("OFI"), an investment adviser to the Oppenheimer group of mutual funds. In March 1986, an 82% interest in Opcap and Opco was purchased by members of their senior managements from Mercantile (the "Acquisition"). Prior to 1987, except for the Quest for Value Fund, all mutual fund activity was carried on by OFI. In connection with the Acquisition, OFI was granted an exclusive perpetual license to use the "Oppenheimer" name in connection with its mutual fund business. The Operating Partnership is not affiliated with OFI, which continues to manage a family of mutual funds using the name "Oppenheimer".

         After the Acquisition, the Operating Partnership began efforts to expand its participation in all aspects of the mutual fund business using the name "Quest for Value". Following the Acquisition, the Operating Partnership formed four mutual funds: Quest for Value Cash Management Trust (which has been replaced by the OCC Cash Reserves, formerly called Quest Cash Reserves), Quest for Value Dual Purpose Fund, Inc., Quest for Value Family of Funds (the investment advisory and other contracts and business relationships of the twelve funds that comprised this family of funds were sold to OFI on November 22, 1995, as described below) and OCC Accumulation Trust (comprised of seven portfolios, formerly called the Quest for Value Accumulation Trust). The aggregate assets of the funds listed above at April 30, 1996 was $3.1 billion and total mutual funds and other commingled products assets under management at April 30, 1996 was $9.0 billion.

         The Quest for Value Cash Management Trust, a money market fund established in January 1987, was replaced by Quest Cash Reserves, a money market fund with three portfolios, during the fiscal year ended April 30, 1990. During the same year, Opco selected Quest Cash Reserves as the primary money market fund for its customers' cash balances. Two portfolios were added during the fiscal year ended April 30, 1991. On November 22, 1995 Quest Cash Reserves was renamed OCC Cash Reserves. At April 30, 1996, the net assets of this fund were $2.0 billion and substantially all the shares were owned by Opco customers.

         In February 1987, Quest Advisors formed the Quest for Value Dual Purpose Fund., Inc., a closed-end dual purpose registered investment company. The Quest for Value Dual Purpose Fund offers the investor a leveraged investment without interest costs that combines the traditional investment techniques of the Operating Partnership, along with futures and options strategies. Total net assets of this fund at April 30, 1996 amounted to $878 million.

         The twelve portfolios in the Quest for Value Family of Funds, and the year of introduction of such portfolios were: Quest for Value Fund (1980), U.S. Government Income Fund (1988), Opportunity Fund (1989), Small Capitalization Fund (1989), Global Equity Fund (1990), Investment Quality Income Fund (1990), Growth and Income Fund (1991), Global Income Fund (1991), Officers Fund (1995) and National, New York, and California Tax-Exempt Funds (1990). On November 22, 1995 the investment advisory and other contracts and business relationships of these funds were sold to OFI. The six equity funds involved (Quest for Value, Opportunity, Small Capitalization, Global Equity, Growth and Income, and Officers) were renamed the Oppenheimer Quest Value funds. The six fixed income funds were merged into existing OFI funds.

         In 1988, Quest Advisors was selected by Mutual of New York ("MONY") as investment adviser for the Quest for Value Accumulation Trust, a series fund of five portfolios supporting MONY's variable annuity insurance products. In September 1994, the Quest for Value Accumulation Trust was effectively split into two funds: the Enterprise Accumulation Trust, supporting MONY's MONYMaster variable annuities and its EquityMaster variable life insurance policy, and the "new" Quest for Value Accumulation Trust, supporting MONY's ValueMaster variable annuities and Provident Mutual Life Insurance Company of Philadelphia's VIP II variable annuities. MONY became adviser to the Enterprise Accumulation Trust. Opcap Advisors continues as subadviser to the Equity, Managed and Small Cap portfolios of that trust. This fund series had $1.9 billion of net assets under management at April 30, 1996.

         On November 22, 1995, the "new" Quest for Value Accumulation Trust was renamed the OCC Accumulation Trust. The OCC Accumulation Trust, with assets under management of $168 million at April 30, 1996, consists of seven portfolios, including an Equity, Small-Cap, Global Equity, Managed, Bond, U.S. Government Income and Money Market portfolio.

         During fiscal 1992, the Board of Directors of the Quest For Value Family of Funds approved agreements whereby funds managed by Quest Advisors, having similar investment objectives and policies, would acquire all of the assets, subject to liabilities, of each fund of the AMA Family of Funds. The mergers of these funds were completed at various dates in September, November and December 1991.

         During fiscal 1993, the Unified Family of Funds were merged into funds managed by Quest Advisors. The mergers of these funds were completed in December 1992 and January 1993.


Gain on Quest Sale
- ------------------

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OFI for a price of $41.7 million. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels. The gain on the sale, before New York City unincorporated business tax and minority interest, amounted to $27.7 million.

         The net proceeds from the Quest sale were used to pay a special distribution to partners, to eliminate bank borrowings and to fund the working capital needs of the Operating Partnership.

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, continue to be managed by Opcap Advisors (formerly Quest for Value Advisors) under a subadvisory contract with OFI, which allows the current portfolio management teams to remain in place. The six equity funds have been renamed the Oppenheimer Quest Value funds ("Quest funds"). The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OFI.

         Annual sub-advisory fees related to the Quest funds are projected at $7.7 million annually, based on assets under management at June 30, 1996, down from the previous $15.7 million of annual advisory fees for the twelve Quest for Value Funds at November 21, 1995. This decrease is more than offset by cost reductions related to the Operating Partnership's withdrawal from the distribution of open-end equity and fixed income mutual funds and by increased sales of Quest funds by OFI. Assets in the six equity funds have increased 57.7% to $2.2 billion at June 30, 1996 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

         The Operating Partnership implemented a portion of the mutual fund distribution cost savings prior to the close of the Quest sale, and results for the quarter ended April 30, 1996 reflected those savings. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development will not be necessary.

         On January 31, 1997, as spelled out in its public offering nine years ago, the Operating Partnership's Quest for Value Dual Purpose Fund will redeem all income shares and the capital shares are expected to convert to an open-end fund, subject to shareholder approval. It is anticipated that the shares of the open-end fund will be distributed by, and that management control and shareholder services will be transferred to, OFI and that the Operating
Partnership will become a subadvisor. It is further anticipated that the Operating Partnership will be compensated in connection with the transfer of management control, distribution and shareholder servicing to OFI.


Cash Management Services.
- -------------------------
         In December 1988, the Operating Partnership made a commitment to expand substantially its presence in the cash management services business. The overall market for such services is very large, and the Operating Partnership believed its investment and distribution skills would help it obtain a meaningful share of such market. The Operating Partnership established a separate division, OCC Cash Management Services, for this business and hired key management and marketing personnel who have developed an eight product line: a primary money market fund, a government money market fund, a general municipal money market fund, a New York municipal money market fund, a California municipal money market fund, an insured money market deposit account, a certificate of deposit marketing operation and a unit investment trust business. This product line is designed principally for distribution through financial intermediaries such as brokerage firms, banks, investment counselors, financial planners and insurance companies.

         OCC Cash Reserves, formerly Quest Cash Reserves, is a money market fund comprised of five portfolios: Primary, Government and General Municipal (each introduced in fiscal 1990); and a New York Municipal and California Municipal (each introduced in fiscal 1991). Total assets under management at April 30, 1996 was $2.0 billion.

         The OCC Insured account is a bank deposit account that offers FDIC insurance for accounts up to $100,000. Assets under management at April 30, 1996 totaled $161 million.

         The OCC Cash Management Services Division's certificate of deposit ("CD") marketing operation was established in August 1989. CD's are distributed through a nationwide distribution network in excess of 120 broker dealers. On June 16, 1992, legislation was finalized which allows banks with certain capital ratios the continued ability to issue brokered CD's. Additional information on the new legislation can be found in section 301 of The Federal Deposit Insurance Corporation Improvement Act of 1991.

         In April 1993, OCC Cash Management Services established the QUILTS (Quest unit investment laddered trust) business, which sponsors unit investment trusts.

         The Operating Partnership has incurred significant expenditures for the
startup  and  expansion  of  the  Mutual  Fund  and  Cash  Management   Services
businesses. This expansion program is now complete.


Wrap Fee.
- ---------
         The Operating Partnership's "wrap fee" accounts represent a service which has a single-fee structure covering all charges, including investment management services, brokerage services, custodial services, record keeping and reporting. This product is specifically designed to meet the needs of individuals and smaller institutions seeking professional management for accounts of $100,000 or more. Investors may choose either an equity or balanced account. This product is available through Opco, Smith Barney, Prudential Securities, Inc., Paine Webber, GVTC, Morgan Keegan, and Everen and the Operating Partnership is negotiating additional relationships. Assets under management totaled $3.5 billion at April 30, 1996.

Commingled Funds.
- -----------------
         On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company ("Opcap Trust"). Ownership of a trust company provides a more cost-effective means for the Operating Partnership's investment professionals to manage total fund assets for mid-sized institutional accounts, especially ERISA accounts, as well as the capability to furnish a broader range of services to 401(k) and other defined contribution programs. In addition, Opcap Trust offers commingled portfolios of specialty classes, such as small-cap and international, to institutional clients with larger equity and balanced separate accounts seeking diversification.

         During fiscal 1996, the Operating Partnership formed seven Securities Investment Trusts ("SIT's"), including an Equity, Fixed Income, Small Capitalization, Municipal Trust, Concentrated Value, International Equity and International Fixed Income. These investment trusts, which are designed primarily for not-for-profit organizations and high net worth individuals, are a series of pooled investment portfolios which allow investors to diversify in a cost-effective manner. Assets under management in commingled products (including Opcap Trust and SIT's) at April 30, 1996 totaled $510 million.


AMA  Investment  Advisers.
- --------------------------
         On May 1, 1994, the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1% partnership interest, respectively, for a total purchase price of $500,000 and a $1,200,000 promissory note contributed in accordance with their respective percentage interests. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA and other health care professionals and medical organizations.

         During fiscal 1996, AMA Investment Advisers L.P.'s costs were reduced as part of the strategic decision to withdraw from selling directly to the retail market. The Operating Partnership will attempt to sell the remaining wholesale operations and does not anticipate that any material gain or loss will be realized.


Saratoga Capital Management.
- -----------------------------
         The Operating Partnership formed Saratoga Capital Management ("Saratoga") in May 1994. Saratoga is a joint venture that provides asset allocation services to broker-dealers utilizing funds managed by independent investment advisers and Opcap Advisors.


                              Investment Practices
                              --------------------

Asset Allocation
- ----------------

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

         During periods of low liquidity when short-term interest rates are rising faster than longer-term rates, stock prices have generally fallen. At such times the Operating Partnership emphasizes cash as an alternative investment due to its high return and may reduce equity and fixed income positions in its accounts in favor of cash equivalent positions.

Value Investing.
- ----------------
         The Operating Partnership's value philosophy is aimed at producing above average returns with below average risk. The Operating Partnership believes its investment style is especially well suited to long term investors, such as pension funds, endowments and individuals saving for retirement.
The  Operating   Partnership  believes  that  the  most important determinant of whether a stock price will increase over time is the rate of return on invested capital earned by the company. Through intensive research, the Operating Partnership searches for companies with above average returns on capital which are protected by strong competitive positions. The Operating Partnership also seeks companies that use their cash flow to benefit shareholders through stock repurchases or strategic acquisitions. Moreover, the Operating Partnership will only buy stock in companies at reasonable prices.

         The Operating Partnership also subscribes to a similar value oriented philosophy with respect to fixed income investing. The Operating Partnership seeks to identify the best relative fixed income values available on the market by capitalizing on market inefficiencies which occur as a result of unusual volatility, popular misconceptions, temporary supply or demand shocks, and other short term conditions.


Competition.
- ------------
         The investment management business is highly competitive. Thousands of investment advisers offer their services to advisory clients. In addition, various services and investments offered by insurance companies, banks and securities dealers compete with the services and investment opportunities offered by the Operating Partnership. Competition for investment advisory services is influenced largely by investment performance, the quality and range of services offered and the marketing of such services. Competition for sales of mutual fund shares is affected by various factors, including investment objectives and performance, compensation to brokers, marketing and methods of distributing such shares.


Regulation.
- -----------
         Virtually all aspects of the Operating Partnership's business are subject to various federal and state laws and regulations. These laws and regulations are primarily intended to benefit the Operating Partnership's clients and shareholders of mutual funds and generally grant broad administrative powers to the agencies that regulate the Operating Partnership, including the power to limit or restrict the Operating Partnership from carrying on its business if it fails to comply with such laws and regulations. Failure to comply with such laws or regulations could result in the suspension of individual employees, limitations on the Operating Partnership's (or its Subpartnerships') conduct of business for specified periods of time, the revocation of registration as an investment adviser and/or broker-dealer, censures and/or fines.

         The Operating Partnership is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is registered as an investment adviser with various state securities authorities. Opcap Advisors, AMA Investment Advisers, L.P. and Saratoga are registered investment advisers. OCC Distributors is a registered broker-dealer. Oppenheimer Capital Limited, a subsidiary of the Operating Partnership, operates in the United Kingdom and is a registered investment adviser and a member of IMRO, an investment management regulatory organization. Opcap Trust is a trust company licensed under the banking laws of the State of New York.

       Oppenheimer Equities, Inc. $32,193,000 Par Value 10% Note Due 2012
       ------------------------------------------------------------------

         The Partnership receives interest income from a $32,193,000 par value 10% note from Equities, due in the year 2012. Interest on the note is payable quarterly on the last day of February, May, August and November of each year. Equities may prepay all or any portion of the principal of the note. Under the note, Equities covenants that its consolidated net worth will not be reduced below $40 million and that it will not incur any indebtedness (outside the ordinary course of business) which is not subordinated to the note. Such restriction does not apply to Equities' subsidiaries. The note contains no other restrictions or financial covenants.

         Equities, and its wholly-owned subsidiary, Oppenheimer Holdings, Inc., are holding companies whose activities are generally limited to investments in subsidiaries, including Opco, and to the performance of managerial services for Opco and its affiliates. Income from subsidiaries, including Opco, and interest payments from a promissory note issued by Oppenheimer Group Inc. ("OGI"), Opfin's parent, to evidence a loan by Equities to OGI are Equities sole sources of income. However, the promissory note issued by OGI will mature in 1997 and may be prepaid at any time prior to such date. The payment or prepayment of such note may or may not result in the prepayment by Equities of the note issued to the Partnership.

Item 2. Properties
- ------------------

         The Operating Partnership currently maintains office space at the following locations: approximately 40,000 square feet at the Oppenheimer Tower, New York, New York; 39,800 square feet at the Merrill Lynch Tower, New York, New York; and 44,000 square feet at 33 Maiden Lane, New York, New York. Certain information regarding the leases is set forth in Note 2 of Notes to Consolidated Financial Statements of the Operating Partnership in Item 8.

         The Operating Partnership is currently in negotiations to lease an additional 7,500 square feet at Oppenheimer Tower.

Item 3. Legal Proceedings
- -------------------------

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

         Not applicable.

                                     Part II
                                     -------

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
- --------------------------------------------------------------------------------

Market Information
- ------------------

         The Partnership's units of limited partnership interest are traded on the New York Stock Exchange (Ticker Symbol: OCC). The high and low market price by quarter for the years ended April 30, 1996 and 1995 were as follows:

      Year Ended          First         Second          Third          Fourth
    April 30, 1996       Quarter        Quarter        Quarter         Quarter
    --------------       -------        -------        -------         -------

     Market price:
        High             $24.500        $28.000        $29.500         $30.750
        Low              $21.125        $24.000        $27.000         $27.750

      Year Ended          First         Second          Third          Fourth
    April 30, 1995       Quarter        Quarter        Quarter         Quarter
    --------------       -------        -------        -------         -------

     Market price:
        High             $26.375        $24.625        $22.875         $24.000
        Low              $23.250        $21.750        $18.750         $20.750

         At July 18, 1996, the closing price of the Units of limited partnership interest was $28.00 and there were approximately 30,000 beneficial holders of units.

Cash Distributions
- ------------------

         The Partnership declared cash distributions to unitholders for the fiscal years ended April 30, 1996 and 1995 amounting to $3.1750 and $2.1750 per unit, respectively. The Partnership increased its regular quarterly distribution rate three times during the current fiscal year to a new annual rate of $2.60, which represents a 30% increase from the annual rate at the beginning of the fiscal year. Included in the distributions for the fiscal year ended April 30, 1996 was a special distribution of $0.55 which represented part of the gain on the Quest sale. Quarterly distributions are paid within 30 business days after the last day of each July, October, January and April to unitholders of record as of the last day of each fiscal quarter in respect to which such distributions are made.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the unitholders and 1% to the general partner, Opfin. The Operating Partnership intends to distribute substantially all of its net income on a quarterly basis to its two partners, the Partnership and to Opfin. The Operating Partnership may distribute excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. To the extent that additional funds are required by the Operating Partnership (e.g., to support increased management fees receivable, to expand its facilities or to accommodate the growth of its business), the Operating Partnership has established a $20 million credit facility with a commercial bank.

         The Operating Partnership's cash flow will continue to be derived from the operations of its investment management business. The Partnership's cash flow will continue to be derived substantially from the Operating Partnership plus interest income from Equities, less New York City unincorporated business tax.


Item 6. Selected Financial Data (In thousands, except for per unit data and assets under management)
- ----------------------------------------------------------------------------------------------------

                                                                    OPPENHEIMER CAPITAL, L.P.
                                                                       (the "Partnership")
                                                              -------------------------------------
                                                                   For the year ended April 30,
                                              ---------------------------------------------------------------------
                                                  1996           1995         1994           1993          1992
                                              -----------    -----------   -----------    -----------   -----------
Revenues                                      $   61,316 (1) $   34,282    $   35,091     $   30,022    $   27,145
Expenses                                      $    2,720     $    3,461    $    4,038     $    3,704    $    3,614
Net income                                    $   58,596 (1) $   30,821    $   31,053     $   26,318    $   23,531
Net income per unit                           $     3.81 (1) $     2.02    $     2.04     $     1.74    $     1.57
Distributions declared per unit               $    3.175 (2) $    2.175    $   2.1375     $   1.9375    $    1.875
Weighted average number of units
 outstanding                                      15,244         15,136       15,043          15,009        14,831

Financial condition data at April 30,:            1996           1995         1994           1993          1992
                                              -----------    -----------   -----------    -----------   -----------
Total assets                                  $  110,099     $   96,633    $   98,116     $   98,365    $   99,675
Total liabilities                             $   12,713     $   10,321    $   10,319     $    9,683    $    9,007
Partners' capital                             $   97,386     $   86,312    $   87,797     $   88,682    $   90,668

(1) Includes revenues and a gain on Quest sale of $17.7 million, or $1.15 per unit.
(2) Includes special distribution related to the Quest sale of $.55 per unit.

- -------------------------------------------------------------------------------------------------------------------

                                                                       OPPENHEIMER CAPITAL
                                                                  (the "Operating Partnership")
                                                              -------------------------------------
                                                                   For the year ended April 30,
                                              ---------------------------------------------------------------------
                                                  1996           1995         1994           1993          1992
                                              -----------    -----------   -----------    -----------   -----------
Revenues                                      $  158,215     $  129,912    $  112,290     $   94,733    $   82,024
                                              ===========    ===========   ===========    ===========   ===========
Expenses                                      $   95,551     $   83,066    $   64,683     $   54,707    $   46,144
                                              ===========    ===========   ===========    ===========   ===========
Operating Income                              $   62,664     $   46,846    $   47,607     $   40,026    $   35,880
                                              ===========    ===========   ===========    ===========   ===========
Gain on Quest sale (1)                        $   27,725     $       -     $       -      $       -     $       -
                                              ===========    ===========   ===========    ===========   ===========
Income before income taxes
 and minority interest                        $   90,389     $   46,846    $   47,607     $   40,026    $   35,880
                                              ===========    ===========   ===========    ===========   ===========
Assets under management
 at period end (In Billions)                  $     40.6     $     31.8    $     29.4     $     26.4    $     23.7
                                              ===========    ===========   ===========    ===========   ===========

Financial condition data at April 30,:            1996           1995         1994           1993          1992
                                              -----------    -----------   -----------    -----------   -----------
Total assets                                  $   76,338     $   56,129    $   43,034     $   37,677    $   31,765
Total liabilities                             $   41,462     $   41,582    $   30,557     $   27,830    $   22,767
Minority interest                             $      174     $       87    $       25     $       18    $       13
Partners' capital                             $   34,702     $   14,460    $   12,452     $    9,829    $    8,985

(1) Reflects the gain realized by the Operating  Partnership  on the sale of the investment  advisory  and other contracts  and business  relationships  for its twelve Quest for Value mutual  funds to  OppenheimerFunds,  Inc.
on November 22, 1995.


Item 7. Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

Oppenheimer Capital, L.P.
- -------------------------

General
- -------

         The primary source of income for Oppenheimer Capital, L.P. (the "Partnership") is its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32,193,000 par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities note").

Revenues and Expenses
- ---------------------

         The Partnership recorded equity in earnings of the Operating Partnership for the years ended April 30, 1996, 1995 and 1994 of $58,093,000, $31,054,000 and $31,864,000, respectively. Equity in earnings of the Operating Partnership increased for the year ended April 30, 1996 as a result of higher operating income of the Operating Partnership and due to a gain recognized by the Operating Partnership on the sale of the Quest for Value investment advisory and other contracts and business relationships (the "Quest sale") to OppenheimerFunds, Inc. Equity in earnings of the Operating Partnership for the year ended April 30, 1996 included $17,734,000 related to the Quest sale. Interest income on the Equities note for each of the years ended April 30, 1996, 1995 and 1994 totaled $3,219,000.

         Amortization of goodwill for each of the years ended April 30, 1996, 1995 and 1994 amounted to $2,588,000. Other expenses consist of New York City unincorporated business tax ("UBT") computed at a rate of 4% of taxable income. For the years ended April 30, 1996, 1995 and 1994, New York City UBT amounted to $132,000, $873,000 and $1,450,000, respectively. The decline in New York City UBT reflects a change in the tax law effective on January 1, 1995. New York City UBT is now imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously, New York City UBT was assessed directly at the Partnership level.

         Net income amounted to $58,596,000 or $3.81 per unit based on an average of 15,244,000 units outstanding for the year ended April 30, 1996;
$30,821,000 or $2.02 per unit based on an average of 15,136,000 units outstanding for the year ended April 30, 1995; and $31,053,000 or $2.04 per unit based on an average of 15,043,000 units outstanding for the year ended April 30, 1994. Included in the net income for the year ended April 30, 1996 is the gain on the Quest sale, which amounted to $17,734,000, or $1.15 per unit.

Income Taxes
- ------------

         The Partnership is not subject to Federal or local income taxes which are obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in 1998.

Liquidity and Capital Resources
- -------------------------------

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

- -------------------------

- -------------------------------

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the years ended April 30, 1996, 1995 and 1994, the Partnership declared total distributions to Unitholders of $3.175, $2.175 and $2.1375 per unit, respectively. The total distributions for the year ended April 30, 1996 included a special distribution of $0.55 related to the Quest sale.

Oppenheimer Capital
- -------------------

General
- -------

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of its subsidiary entities Opcap Advisors (formerly Quest for Value Advisors), OCC Distributors (formerly Quest for Value Distributors), Oppenheimer Capital Limited, Saratoga Capital Management ("Saratoga"), Oppenheimer Capital Trust Company ("Opcap Trust"), AMA Investment Advisers, L.P. and American Medical Investment Company, L.P. (collectively "AMA Investment Advisers").

         For the periods presented, the Operating Partnership's operations have been characterized by substantial increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds managed by Opcap Advisors have added to assets under management due to increased fund sales and market appreciation. The growth in assets under management has been tempered by the Operating Partnership's withdrawal from the low fee rate option management business in order to concentrate on businesses offering higher returns. For all periods presented, the option management business had no material effect on revenues or profitability. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. All periods presented show increased operating revenue. Revenues for all periods presented consist principally of investment management fees.

         During the 1996 fiscal year, costs were reduced as a result of OCC Distributors withdrawal from the distribution of open-end mutual funds and the elimination of retail operations at AMA Investment Advisers. These cost savings reflect a strategic decision to withdraw from selling directly to the retail market, and to instead market directly to institutions with strong retail distribution capabilities.

         The value of assets under management increased 27.6% to $40.6 billion at April 30, 1996 from $31.8 billion at April 30, 1995. The growth of assets under management was tempered by the loss of $1.5 billion in option management accounts with a low effective fee rate and a reduction of $300 million in fixed income mutual fund assets as a result of the Quest sale (see below). Institutional and private account assets under management increased 23.6% to $31.6 billion from $25.5 billion and mutual fund assets under management increased 43.9% to $9.0 billion from $6.3 billion for the same period.

         The value of assets under management increased 8.1% to $31.8 billion at April 30, 1995 from $29.4 billion at April 30, 1994. Institutional and private account assets under management increased 5.6% to $25.5 billion from $24.2 billion and mutual fund assets under management increased 19.7% to $6.3 billion from $5.2 billion for the same period.

Gain on Quest Sale
- ------------------

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels. The gain on the sale, before New York City unincorporated business tax ("UBT") and minority interest, amounted to $27.7 million.

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, continue to be managed by Opcap Advisors under a subadvisory contract with OFI, which allows the current portfolio management teams to remain in place. The six equity funds have been renamed the Oppenheimer Quest Value funds ("Quest funds"). The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OFI.

- -------------------

- ------------------

         Annual sub-advisory fees related to the Quest funds are projected at $7.7 million annually, based on assets under management as of June 30, 1996, down from the previous $15.7 million of annual advisory fees for the twelve Quest for Value Funds at November 22, 1995. This decrease is more than offset by cost reductions related to the Operating Partnership's withdrawal from the distribution of open-end equity and fixed income mutual funds and by increased sales of Quest funds. Assets in the six equity funds have increased 57.7% to $2.2 billion at June 30, 1996 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

         The Operating Partnership implemented a portion of the mutual fund distribution cost savings prior to the close of the Quest sale, and results for the quarter ended April 30, 1996 reflected those savings. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development will not be necessary.

         On January 31, 1997, as spelled out in its public offering nine years ago, the Operating Partnership's Quest for Value Dual Purpose Fund will redeem all income shares and the capital shares are expected to convert to an open-end fund, subject to shareholder approval. It is anticipated that the shares of the open-end fund will be distributed by, and that management control and shareholder services will be transferred to, OFI and that the Operating
Partnership will become a subadvisor. It is further anticipated that the Operating Partnership will be compensated in connection with the transfer of management control, distribution and shareholder servicing to OFI.

Operating Revenues
- ------------------

         Total operating revenues increased 21.8% for the year ended April 30, 1996 to $158,215,000 from $129,912,000 for the year ended April 30, 1995 and increased 15.7% for the year ended April 30, 1995 from $112,290,000 for the year ended April 30, 1994. Total operating revenues includes investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 26.9% to $151,264,000 for the year ended April 30, 1996 from $119,194,000 for the year ended April 30, 1995. This increase is a result of average assets under management increasing 23.8% to $36.7 billion for the year ended April 30, 1996 from $29.7 billion for the year ended April 30, 1995. In addition, investment management fees increased due to higher fee realizations as the result of a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts and the withdrawal from the option management business, which had very low fee rates. Offsetting the above increase in part, the fee rate the Operating Partnership receives for subadvising the Quest funds was reduced compared to the previous advisory fee rate. Performance fees earned in fiscal 1996 totaled $3.0 million.

         Investment management fees increased 9.9% for the year ended April 30, 1995 from $108,491,000 for the year ended April 30, 1994, primarily as a result of average assets under management increasing 4.0% for the year ended April 30, 1995 from $28.5 billion for the year ended April 30, 1994. This increase reflects higher fee realizations in the Operating Partnership's newer businesses and its institutional investment management business, increased performance fees earned in fiscal 1995 ($2.8 million in 1995 vs. $.7 million in 1994), and the loss of two option management accounts with significantly lower fee rates than the Operating Partnership's existing businesses with assets of approximately $1 billion. These accounts had fee rates significantly below the fee rates on the Operating Partnership's existing businesses.

         Net distribution assistance and commission income decreased 42.0% to $6,048,000 for the year ended April 30, 1996 from $10,436,000 for the year ended April 30, 1995. This decrease reflects a $3.5 million decline in certificate of deposit commission income as a result of lower demand for funds by banks. In addition, net distribution assistance and commission declined due to lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts, and reduced commission and distribution income as a result of the Quest sale in November 1995.

- -------------------

- ------------------

         Net distribution assistance and commission income increased significantly for the year ended April 30, 1995 from $3,675,000 for the year ended April 30, 1994 primarily as a result of a $4.0 million increase in certificate of deposit commission income as a result of increased demand for funds by banks and increased unit investment trust commission income.

         Interest and dividend income increased to $903,000 for the year ended April 30, 1996 from $282,000 for the year ended April 30, 1995. This increase can be primarily attributed to the interest earned on the proceeds received from the Quest sale. Interest and dividend income for the year ended April 30, 1994 was $124,000.

Operating Expenses
- ------------------

         Total operating expenses increased 15.0% for the year ended April 30, 1996 to $95,551,000 from $83,066,000 for the year ended April 30, 1995 and increased 28.4% for the year ended April 30, 1995 from $64,683,000 for the year ended April 30, 1994.

         The Operating Partnership's most significant expense category is compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 24.2% to $68,781,000 for the year ended April 30, 1996 from $55,367,000 for the year ended April 30, 1995 and increased 25.4% for the year ended April 30, 1995 from $44,137,000 for the year ended April 30, 1994. For the year ended April 30, 1996, compensation and benefits increased due to staff salary increases, as well as higher incentive compensation costs due to increased new business, record operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. Compensation and benefits expense also increased due to additions to staff to support the growth of products offered by Opcap Trust, Saratoga, and the International and Wrap Fee divisions. These increases were offset in part by significant staff reductions at OCC Distributors, AMA Investment Advisers and in mutual fund accounting. Most staff reductions took place after the Quest sale in November 1995. Reflecting these reductions, staff size declined from 417 at April 30, 1995 to 348 at April 30, 1996. For the year ended April 30, 1995, compensation and benefits expense increased as a result of adding personnel to manage the increasing client and asset base and the expansion into new businesses.

         Occupancy expense increased 6.8% for the year ended April 30, 1996 to $6,873,000 from $6,436,000 for the year ended April 30, 1995 and increased 22.9% for the year ended April 30, 1995 from $5,235,000 for the year ended April 30, 1994. The increase for the year ending April 30, 1996 reflects increased amortization expense relating to leasehold improvements made during the past fiscal year and increased equipment rental costs. For the year ended April 30, 1995, the increase was attributable to the acquisition of additional space to expand a growing institutional and mutual fund business, as well as the new businesses entered into during the year.

         The Operating Partnership subleases a portion of its space at the Oppenheimer Tower, World Financial Center, from Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer, paying a pro rata share of Opco's lease payments, based on the percentage of total space leased.

         General and administrative expenses increased 15.4% for the year ended April 30, 1996 to $12,293,000 from $10,652,000 for the year ended April 30, 1995 and increased 60.7% for the year ended April 30, 1995 from $6,630,000 for the year ended April 30, 1994. The rate of growth of general and administrative expenses slowed in fiscal 1996 as the Operating Partnership realized cost savings from the Quest sale and cost reductions at AMA Investment Advisers. General and administrative expenses increased in both fiscal 1996 and 1995 due to increased costs incurred in connection with the start up and development of new businesses, including AMA Investment Advisers (in 1995 only), Opcap Trust, Saratoga and the expansion of the International Division, and the increased activities in our traditional businesses. The increase in general and administrative expenses reflects the significant investment made by the Operating Partnership in computer equipment and software to support professional and administrative staff, and higher professional services expenses due to the expansion of businesses and products, including higher custodial and processing charges for Opcap Trust.

- -------------------

- ------------------

         Promotional expenses decreased 28.3% for the year ended April 30, 1996 to $7,604,000 from $10,611,000 for the year ended April 30, 1995 and increased 22.2% for the year ended April 30, 1995 from $8,681,000 for the year ended April 30, 1994. The decrease in promotional expenses for the current fiscal year was due primarily to a reduction in expenses incurred by OCC Distributors, as a result of the elimination of the open-end mutual fund distribution effort, and the retail operations of AMA Investment Advisers, and was offset in part by increased expenses in the Operating Partnership's new businesses due to increased travel and entertainment expenses as a result of increased staff size and increased new business activities. For the year ended April 30, 1995 promotional expenses increased due to increased marketing activities and new product introductions in both the Operating Partnership's investment management business, mutual fund business and other new businesses.

Operating Income
- ----------------

         Operating income increased 33.8% for the year ended April 30, 1996 to $62,664,000 from $46,846,000 for the year ended April 30, 1995 and decreased 1.8% for the year ended April 30, 1995 from $47,607,000 for the year ended April 30, 1994. For the year ended April 30, 1996, the operating profit margin expanded to 39.6% from 36.1% for the year ended April 30, 1995; and in the year ended April 30, 1995, the operating profit margin declined from 42.4% for the year ended April 30, 1994. The increase in operating income and operating profit margin from 1995 to 1996 is principally due to rising securities price levels and the resultant revenue increase, as well as cost reductions as a result of the termination of retail activities at OCC Distributors and AMA Investment Advisers. In fiscal 1996, losses from new businesses increased $300,000 while income from existing businesses increased $16.1 million The decrease in fiscal 1995 operating income and operating profit margin is due to the increased costs associated with the Operating Partnership's expansion into new businesses. During fiscal 1995 the Operating Partnership acquired AMA Investment Advisers, Opcap Trust, and formed Saratoga. In addition, the Operating Partnership continued to significantly expand its International Investment Management Division. These new businesses incurred an operating loss of $4.8 million in fiscal 1995 which was offset in part by a $4.0 million increase in operating income from existing businesses.

Income Taxes
- ------------

         Although the Operating Partnership is not otherwise subject to Federal, state, or local income taxes, it was subject to New York City UBT of $3,667,000 and $1,201,000, respectively, for the years ended April 30, 1996 and 1995. There are two reasons for the significant increase in New York City UBT. First, due to a change in the tax law effective January 1, 1995, the New York City UBT is imposed on the total income of the Operating Partnership and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously, New York City UBT was assessed directly at the Partnership level. A second reason for the increase is the Operating Partnership's higher earnings, including the gain realized on the Quest sale.

         A corporate subsidiary of the Operating Partnership is subject to Federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

Liquidity and Capital Resources
- -------------------------------

         The gain on the Quest sale totaled $27.7 million. The net proceeds from the sale were used to pay a special distribution to partners of $12.6 million and the remaining funds were used to eliminate bank borrowings and to fund the working capital needs of the Operating Partnership. At April 30, 1996 working capital totaled $27.6 million as compared with $4.5 million at April 30, 1995 and partners capital increased to $34.7 million from $14.5 million during this same period.

- -------------------

- -------------------------------

         The Operating Partnership has established a $20 million credit facility with a commercial bank to meet operating and financing needs. These funds have been used in the past to support increased management fees receivable, to expand facilities, to accommodate the growth of its business and to finance acquisitions.

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions.

Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

INDEX OF FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL, L.P. AND CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL FOR THE YEARS ENDED APRIL 30, 1996, 1995 AND 1994.

CONTENTS                                                             Pages
                                                                   --------

OPPENHEIMER CAPITAL, L.P.

Report of Independent Accountants                                     F-2

Statements of Financial Condition                                     F-3

Statements of Income                                                  F-4

Statements of Changes in Partners' Capital                            F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7

OPPENHEIMER CAPITAL

Report of Independent Accountants                                    F-12

Consolidated Statements of Financial Condition                       F-13

Consolidated Statements of Income                                    F-14

Consolidated Statements of Changes in Partners' Capital              F-15

Consolidated Statements of Cash Flows                                F-16

Notes to Consolidated Financial Statements                           F-17


Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------------------------------------------------------------------------
Financial Disclosure
- --------------------

         None

   OPPENHEIMER CAPITAL, L.P.

     FINANCIAL STATEMENTS

    APRIL 30, 1996 AND 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


June 17, 1996

To The General Partner and Limited Partners of
Oppenheimer Capital, L.P.

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital, L.P. (the "Partnership") at April 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)



                                                                                                AT APRIL 30,
                                                                                ------------------------------------------
                                                                                      1996                      1995
                                                                                ----------------          ----------------
ASSETS

Cash and short term investments (Note 4)                                        $           35            $           60
Investment in Oppenheimer Capital (Note 2)                                              23,362                     9,707
Distribution receivable                                                                 11,950                     9,545
10% note due 2012 from Oppenheimer Equities, Inc. (Note 4)                              32,193                    32,193
Interest receivable                                                                        538                       538
Other assets                                                                               128                       109
Goodwill, net (Note 2)                                                                  41,893                    44,481
                                                                                ----------------          ----------------
  TOTAL ASSETS                                                                  $      110,099            $       96,633
                                                                                ================          ================


LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                                                $       12,713            $       10,321
                                                                                ----------------          ----------------
  TOTAL LIABILITIES                                                                     12,713                    10,321
                                                                                ----------------          ----------------
General partner's capital                                                                  987                       876
Limited partners' capital; 16,950,000 Units authorized;
   15,255,070 and 15,136,837 Units outstanding, respectively                            96,399                    85,436
                                                                                ----------------          ----------------
  TOTAL PARTNERS' CAPITAL                                                               97,386                    86,312
                                                                                ----------------          ----------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $      110,099            $       96,633
                                                                                ================          ================





   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)



                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1996               1995               1994
                                                                    --------------     --------------     --------------
REVENUES:

Equity in earnings of Oppenheimer Capital (Note 2):

Operating earnings                                                  $     40,359       $     31,054       $     31,864
Gain on Quest sale (Note 7)                                               17,734                  -                  -
                                                                    --------------     --------------     --------------
Total equity in earnings of Oppenheimer Capital                           58,093             31,054             31,864

Interest                                                                   3,223              3,228              3,227
                                                                    --------------     --------------     --------------
TOTAL REVENUES                                                            61,316             34,282             35,091
                                                                    --------------     --------------     --------------

EXPENSES:

Amortization of goodwill (Note 2)                                          2,588              2,588              2,588
Other expenses (Note 2)                                                      132                873              1,450
                                                                    --------------     --------------     --------------
TOTAL EXPENSES                                                             2,720              3,461              4,038
                                                                    --------------     --------------     --------------
NET INCOME                                                          $     58,596       $     30,821       $     31,053
                                                                    ==============     ==============     ==============
NET INCOME PER UNIT (NOTE 3)                                        $       3.81       $       2.02       $       2.04
                                                                    ==============     ==============     ==============
DISTRIBUTIONS DECLARED PER UNIT                                     $      3.175       $      2.175       $     2.1375
                                                                    ==============     ==============     ==============






   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)


                                                                     GENERAL              LIMITED               TOTAL
                                                                    PARTNER'S            PARTNERS'            PARTNERS'
                                                                     CAPITAL              CAPITAL              CAPITAL
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1993                                        $       900          $    87,782          $    88,682

Net income                                                                311               30,742               31,053
Distributions declared                                                   (325)             (32,217)             (32,542)
Amortization of restricted unit compensation expense                        6                  552                  558
Capital contributions                                                       -                   46                   46
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1994                                                892               86,905               87,797

Net income                                                                308               30,513               30,821
Distributions declared                                                   (332)             (32,923)             (33,255)
Amortization of restricted unit compensation expense                        8                  851                  859
Capital contributions                                                       -                   90                   90
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1995                                                876               85,436               86,312

Net income                                                                586               58,010               58,596
Distributions declared                                                   (489)             (48,416)             (48,905)
Amortization of restricted unit compensation expense                       11                1,127                1,138
Capital contributions                                                       3                  242                  245
                                                                  -------------        --------------       -------------
BALANCES AT APRIL 30, 1996                                        $       987          $    96,399          $    97,386
                                                                  =============        ==============       =============












   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1996               1995               1994
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     58,596       $     30,821       $     31,053
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Distributions received (less than) the equity
     in earnings of Oppenheimer Capital                                  (14,677)               (60)            (1,854)
    Amortization of goodwill                                               2,588              2,588              2,588
    (Increase) decrease in other assets                                      (19)              (109)               116
                                                                    --------------     --------------     --------------
Net cash provided by operating activities                                 46,488             33,240             31,903
                                                                    --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Oppenheimer Capital                                (300)               (86)               (68)
                                                                    --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners:
   General partner                                                          (465)              (332)              (319)
   Limited partners                                                      (46,048)           (32,923)           (31,587)
Issuance of limited partnership units on exercise of
   restricted options                                                        300                 86                 68
                                                                    --------------     --------------     --------------
Net cash (used in) financing activities                                  (46,213)           (33,169)           (31,838)
                                                                    --------------     --------------     --------------
Net (decrease) in cash and short term investments                            (25)               (15)                (3)

Cash and short term investments at beginning of period                        60                 75                 78
                                                                    --------------     --------------     --------------
Cash and short term investments at end of period                    $         35       $         60       $         75
                                                                    ==============     ==============     ==============
Supplemental disclosure of cash flow information (Note 6):
   New York City unincorporated business taxes paid                 $        151       $        985       $      1,333
                                                                    ==============     ==============     ==============




   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION
- ---------------------

         Oppenheimer Capital, L.P. (the "Partnership"), is a publicly traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin") and 99% by its public limited partners ("Unitholders"). The Partnership's sole business is its holding of a 67.3% interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining 32.7% interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- -----------------------------------------------------------------------------

         (a)  Investment in Oppenheimer Capital

         The Partnership records its investment in the Operating Partnership in accordance with the equity method of accounting. The Partnership records as income its proportionate share of the net income of the Operating Partnership and credits distributions from the Operating Partnership to its investment in Oppenheimer Capital.

         (b)  Goodwill

         The excess of the initial contribution of capital to the Operating Partnership over fair value of the net assets acquired is being amortized on a straight-line basis over a period of 25 years. Accumulated amortization at April 30, 1996 and 1995 was $22,800,000 and $20,213,000, respectively. Impairment of goodwill is measured on the basis of anticipated undiscounted cash flows. At April 30, 1996, 1995 and 1994, the Partnership determined there was no impairment of goodwill.

         (c)  Other Expenses

         Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal or local income taxes which are obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in 1998.

         (d)  Statements of Cash Flows

         For purposes of reporting cash flows, cash and short term investments include highly- liquid investments with maturities of three months or less.

                            OPPENHEIMER CAPITAL, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 3 - NET INCOME PER UNIT
- ----------------------------

                                                              (In Thousands, Except For Per Unit Amounts)
- ----------------------------------------------------------------------------------------------------------
                                                                             For the year ended April 30,
                                                                           ------------------------------
                                                                               1996       1995       1994
                                                                               ----       ----       ----
Net income                                                                 $ 58,596   $ 30,821   $ 31,053
- ----------------------------------------------------------------------------------------------------------
Less 1% applicable to the General Partner                                       586        308        311
- ----------------------------------------------------------------------------------------------------------
Net income available to the Limited Partners                               $ 58,010   $ 30,513   $ 30,742
- ----------------------------------------------------------------------------------------------------------
Weighted average number of units outstanding                                 15,244     15,136     15,043
- ----------------------------------------------------------------------------------------------------------
Net income per unit                                                        $   3.81   $   2.02   $   2.04
==========================================================================================================



NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES
- -----------------------------------------------

         (a)  Cash and Short Term Investments

         On occasion the Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by an affiliate. Included in cash and short term investments at April 30, 1996 and 1995 was $34,000 and $5,000, respectively, on deposit with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer, and $1,000 and $55,000, respectively, invested in the OCC Cash Reserves Primary Portfolio, which is managed by Opcap Advisors ("Advisors"), an affiliated investment adviser.

         (b)  10% par value Note due 2012 from Oppenheimer Equities, Inc.

         In April 1991, the Partnership received a distribution from the Operating Partnership of a $32,193,000, 10% par value note due 2012 from Oppenheimer Equities, Inc., ("Equities"), a direct wholly-owned subsidiary of Opfin.

The summary financial position of Equities is as follows:


                                                                                           (In Millions)
- ----------------------------------------------------------------------------------------------------------
                                                                                          April 30, 1996
                                                                                          --------------
Total assets                                                                                    $  4,470
- ----------------------------------------------------------------------------------------------------------
Total liabilities, exclusive of subordinated liabilities                                           4,135
- ----------------------------------------------------------------------------------------------------------
Liabilities subordinated to claims of general creditors                                                4
- ----------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                                           331
- ----------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                      $  4,470
==========================================================================================================

         For the year ended April 30,  1996,  Equities'  net income was $44  million on total  revenues of
$902 million.


                            OPPENHEIMER CAPITAL, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 5 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
- ------------------------------------------------------

                                                                        (In Thousands, Except For Per Unit Amounts)
===================================================================================================================
Year ended                                                          First        Second        Third        Fourth
April 30, 1996                                                    Quarter       Quarter      Quarter       Quarter
- -------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $ 9,862      $ 10,527     $ 29,322 (1)  $ 11,605
- -------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 9,177      $  9,841     $ 28,637 (1)  $ 10,941
- -------------------------------------------------------------------------------------------------------------------
Net income per unit                                               $   .60      $    .64     $   1.86 (1)  $    .71
- -------------------------------------------------------------------------------------------------------------------
Distributions declared per unit                                   $   .55      $   .625     $  1.175 (2)  $   .825
- -------------------------------------------------------------------------------------------------------------------
Market price:
   High                                                           $24.500      $ 28.000     $ 29.500      $ 30.750
   Low                                                            $21.125      $ 24.000     $ 27.000      $ 27.750
===================================================================================================================
Year ended                                                          First        Second        Third        Fourth
April 30, 1995                                                    Quarter       Quarter      Quarter       Quarter
- -------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $ 8,853      $  9,017     $  8,093     $   8,319
- -------------------------------------------------------------------------------------------------------------------
Net income                                                        $ 7,876      $  7,969     $  7,223     $   7,753
- -------------------------------------------------------------------------------------------------------------------
Net income per unit                                               $   .52      $    .52     $    .47     $     .51
- -------------------------------------------------------------------------------------------------------------------
Distributions declared per unit                                   $   .50      $    .50     $    .50     $    .675
- -------------------------------------------------------------------------------------------------------------------
Market price:
   High                                                           $26.375      $ 24.625     $ 22.875     $  24.000
   Low                                                            $23.250      $ 21.750     $ 18.750     $  20.750
===================================================================================================================

(1) Includes a gain on the Quest sale of $17.7  million,  or $1.15 per unit (see Note 7).
(2) Includes a special  distribution  related to the Quest sale of $.55 per unit (see Note 7).



NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
- -------------------------------------------

Supplemental information of non-cash activities for the fiscal year ended April 30, 1996:

Oppenheimer Capital, L.P. issued 118,233 units of limited partnership interest under the Restricted Unit and Restricted Option Plans in exchange for an additional .18% general partnership interest in Oppenheimer Capital.

Supplemental information of non-cash activities for the fiscal year ended April 30, 1995:

Oppenheimer Capital, L.P. issued 93,668 units of limited partnership interest under the Restricted Unit and Restricted Option Plans in exchange for an additional .14% general partnership interest in Oppenheimer Capital.

Supplemental information of non-cash activities for the fiscal year ended April 30, 1994:

Oppenheimer Capital, L.P. issued 5,166 units of limited partnership interest under the Restricted Unit and Restricted Option Plans in exchange for an additional .01% general partnership interest in Oppenheimer Capital.

                            OPPENHEIMER CAPITAL, L.P.

                    NOTES TO FINANCIAL STATEMENTS (Continued)


NOTE 7 - GAIN ON QUEST SALE
- ---------------------------

         Included in "Equity in earnings of Oppenheimer Capital" for the fiscal year ended April 30, 1996 is a gain resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation (since renamed OppenheimerFunds, Inc.), which is unrelated to the Operating Partnership. The Partnership's share of the gain on the sale, which was completed on November 22, 1995, totaled $17,734,000, or $1.15 per unit. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels.

            OPPENHEIMER CAPITAL

     CONSOLIDATED FINANCIAL STATEMENTS

          APRIL 30, 1996 AND 1995

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


June 17, 1996

To The General Partners of
Oppenheimer Capital

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at April 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)


                                                                                                APRIL 30,
                                                                                ------------------------------------------
                                                                                      1996                      1995
                                                                                ----------------          ----------------
ASSETS

Cash and short term investments (Notes 1 and 4)                                 $       21,019            $        9,214
Investment management fees receivable                                                   43,016                    33,177
Investments in affiliated mutual funds and other sponsored
    investment products (Note 4)                                                         4,644                     2,887
Furniture, equipment and leasehold improvements at cost
  less accumulated depreciation and amortization of $2,179
  and $1,867 (Note 1)                                                                    3,515                     3,733
Intangible assets, less accumulated amortization of $377
  and $470 (Notes 1 and 5)                                                               1,699                     3,313
Other assets (Note 6)                                                                    2,445                     3,805
                                                                                ----------------          ----------------
  TOTAL ASSETS                                                                  $       76,338            $       56,129
                                                                                ================          ================

LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL

LIABILITIES

Accrued employee compensation and benefits                                      $       12,873            $        8,324
Accrued expenses and other liabilities                                                   7,168                     6,878
Note payable (Note 9)                                                                      800                     1,200
Loan payable to bank (Note 7)                                                                -                     9,182
Deferred investment management fees                                                      2,870                     1,716
Distribution payable to partners                                                        17,751                    14,282
                                                                                ----------------          ----------------
  TOTAL LIABILITIES                                                                     41,462                    41,582
                                                                                ----------------          ----------------

Minority interest                                                                          174                        87

PARTNERS' CAPITAL                                                                       34,702                    14,460
                                                                                ----------------          ----------------
  TOTAL LIABILITIES, MINORITY INTEREST
    AND PARTNERS' CAPITAL                                                       $       76,338            $       56,129
                                                                                ================          ================


The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1996               1995               1994
                                                                    --------------     --------------     --------------
OPERATING REVENUES:

Investment management fees (Note 1)                                 $     151,264      $     119,194      $     108,491
Net distribution assistance and
   commission income (Note 4)                                               6,048             10,437              3,675
Interest and dividends                                                        903                281                124
                                                                    --------------     --------------     --------------
TOTAL OPERATING REVENUES                                                  158,215            129,912            112,290
                                                                    --------------     --------------     --------------

OPERATING EXPENSES:

Compensation and benefits (Note 3)                                         68,781             55,367             44,137
Occupancy                                                                   6,873              6,436              5,235
General and administrative                                                 12,293             10,652              6,630
Promotional                                                                 7,604             10,611              8,681
                                                                    --------------     --------------     --------------
TOTAL OPERATING EXPENSES                                                   95,551             83,066             64,683
                                                                    --------------     --------------     --------------
OPERATING INCOME                                                           62,664             46,846             47,607

Gain on Quest sale (Note 10)                                               27,725                  -                  -
                                                                    --------------     --------------     --------------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                                       90,389             46,846             47,607

Income taxes (Note 8)                                                      (3,627)            (1,201)                 -
                                                                    --------------     --------------     --------------
INCOME BEFORE MINORITY INTEREST                                            86,762             45,645             47,607

Minority interest                                                            (452)                 -                (47)
                                                                    --------------     --------------     --------------
NET INCOME                                                          $      86,310      $      45,645      $      47,560
                                                                    ==============     ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)




BALANCE AT APRIL 30, 1993                                        $      9,829

Net income                                                             47,560
Amortization of restricted unit compensation expense                      833
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (15,128)
   Oppenheimer Capital, L.P.                                          (30,710)
Contributions by Oppenheimer Capital, L.P.                                 68
                                                                ---------------
BALANCE AT APRIL 30, 1994                                              12,452

Net income                                                             45,645
Amortization of restricted unit compensation expense                    1,280
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (14,313)
   Oppenheimer Capital, L.P.                                          (30,690)
Contributions by Oppenheimer Capital, L.P.                                 86
                                                                ---------------
BALANCE AT APRIL 30, 1995                                              14,460

Net income                                                             86,310
Amortization of restricted unit compensation expense                    1,691
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (22,247)
   Oppenheimer Capital, L.P.                                          (45,812)
Contributions by Oppenheimer Capital, L.P.                                300
                                                                ---------------
BALANCE AT APRIL 30, 1996                                        $     34,702
                                                                ===============







The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1996               1995               1994
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     86,310       $     45,645       $     47,560
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of restricted unit compensation expense                     1,691              1,280                833
  Depreciation and amortization                                            2,413              1,082                905
  Minority interest, net of distributions                                     87                 62                  7
  (Increase) in investment management fees receivable                     (9,839)            (4,517)            (2,557)
  (Increase) decrease in other assets                                         80              1,300             (1,442)
  Increase (decrease) in accrued employee compensation
   and benefits                                                            4,549              1,637             (1,105)
  Increase in accrued expenses and other liabilities                         290              2,144                594
  Increase in deferred investment management fees                          1,154                 93                342
                                                                    --------------     --------------     --------------
Net cash provided by operating activities                                 86,735             48,726             45,137
                                                                    --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                   (498)            (1,634)            (1,057)
Intangible assets resulting from acquisitions                                  -             (1,689)              (613)
Proceeds from sales of mutual funds shares and other investments           7,296              2,048              1,596
Purchases of mutual funds shares and other investments                    (7,844)            (4,384)            (2,259)
                                                                    --------------     --------------     --------------
Net cash (used in) investing activities                                   (1,046)            (5,659)            (2,333)
                                                                    --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from bank loans                              (9,182)             6,446              2,736
Issuance (repayment) of note payable                                        (400)             1,200                  -
Distributions to partners:
  Oppenheimer Financial Corp.                                            (21,187)           (14,898)           (15,669)
  Oppenheimer Capital, L.P.                                              (43,415)           (30,995)           (30,009)
Contributions by Oppenheimer Capital, L.P.                                   300                 86                 68
                                                                    --------------     --------------     --------------
Net cash (used in) financing activities                                  (73,884)           (38,161)           (42,874)
                                                                    --------------     --------------     --------------
Net increase (decrease) in cash and short term investments                11,805              4,906                (70)
Cash and short term investments at beginning of period                     9,214              4,308              4,378
                                                                    --------------     --------------     --------------
Cash and short term investments at end of period                    $     21,019       $      9,214       $      4,308
                                                                    ==============     ==============     ==============
Supplemental disclosure of cash flow information:
  Interest paid                                                     $        638       $        738       $        164
                                                                    ==============     ==============     ==============
  New York City unincorporated business taxes paid                  $      3,701       $      1,049       $          -
                                                                    ==============     ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

         (a)   Organization and Consolidation

         Oppenheimer Capital (the "Operating Partnership"), a general partnership between Oppenheimer Financial Corp. ("Opfin") and Oppenheimer Capital, L.P. (the "Partnership"), is a registered investment adviser and is part of an affiliated group of companies operating in the financial services industry.

         At May 1, 1993, the Partnership and Opfin held general partnership interests of 66.99% and 33.01%, respectively.

         During fiscal 1994, 1995 and 1996, the Partnership issued 5,166, 93,668 and 118,233 units of limited partnership interest ("units"), respectively, under the Restricted Unit Plan and Restricted Option Plan which increased its general partnership interest in the Operating Partnership to 67.00%, 67.14% and 67.32%, respectively, and reduced Opfin's general partnership interest in the Operating Partnership to 33.00%, 32.86% and 32.68%, respectively.

         The consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, Opcap Advisors ("Advisors"), OCC Distributors ("Distributors"), AMA Investment Advisers, L.P., American Medical Investment Company, L.P. and Saratoga Capital Management (collectively, the "Subpartnerships"), Oppenheimer Capital Limited and Oppenheimer Capital Trust Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

                               OPPENHEIMER CAPITAL

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
- ---------------------------------------------------

         (e)   Statements of Cash Flows

         For purposes of reporting cash flows, cash and short term investments include highly- liquid investments with maturities of three months or less.

         (f)   Intangible Assets

         Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows. At April 30, 1996, 1995 and 1994, the Operating Partnership determined that there was no impairment of the intangible assets.

         (g)   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         (h)   Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year's presentation.


NOTE 2 - LONG TERM LEASE COMMITMENTS
- ------------------------------------

         The Operating Partnership occupies office premises at various locations, including the Oppenheimer Tower under an agreement to sublease with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer. The Operating Partnership's lease commitments for office space under operating leases having noncancelable lease terms in excess of one year provide for the following minimum annual rentals:

              Years ending April 30,
              ----------------------

                    1997                                      $   3,909,000
                    1998                                          3,909,000
                    1999                                          3,909,000
                    2000                                          3,909,000
                    2001                                          3,630,000
                    Thereafter                                   13,498,000
                                                              -------------
              Total minimum lease payments                    $  32,764,000
                                                              =============

                               OPPENHEIMER CAPITAL

NOTE 2 - LONG TERM LEASE COMMITMENTS (Continued)
- ------------------------------------

         The agreements expire at various dates through 2006 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the years ended April 30, 1996, 1995 and 1994 was $5,348,000, $5,100,000 and $4,144,000, respectively.


NOTE 3 - COMPENSATION PLANS
- ---------------------------

         The Operating Partnership has established a Restricted Unit Plan and a Restricted Option Plan for the benefit of certain key executive employees. Pursuant to these plans, an eligible executive will be granted the right to receive a number of units of the Partnership at no cost to the executive ("Rights"), in the case of the Restricted Unit Plan and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. The right to receive or purchase units will vest 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. The Partnership will transfer to the Operating Partnership the proceeds of such purchases in exchange for an increase in its general partnership interest in the Operating Partnership. Opfin and the limited partners of the Partnership will incur dilution, in accordance with their respective percentage interests in the Operating Partnership, upon the vesting of these Rights and the exercise of any Options to purchase units. A total of 2,475,000 restricted units and/or restricted options have been authorized under these plans. The following table shows the Rights granted and the Options granted with exercise prices of $13.50 to $28.125 at April 30, 1996. As a result of the grant of Rights, the Operating Partnership recorded deferred restricted unit compensation expense in partners' capital of $4,738,000 for the fiscal year ended April 30, 1996, $343,000 for the fiscal year ended April 30, 1995, and $(175,000) for the fiscal year ended April 30, 1994 which amounts are amortized over a five year period. Amortization of $1,691,000, $1,280,000, and $833,000 has been recorded for each of the years ended April 30, 1996, 1995 and 1994, respectively. This amortization results in a charge to compensation and benefits and a corresponding credit to partners' capital.

                               OPPENHEIMER CAPITAL

NOTE 3 - COMPENSATION PLANS (Continued)
- ---------------------------

                                                                                                               Exercise
                                                                   Rights               Options                   Price
                                                              Outstanding           Outstanding              Per Option
                                                            -------------         -------------       -----------------
Balances at April 30, 1993                                       337,000                52,167          $10.875-$20.625
Rights granted                                                    33,450                     -                        -
Rights canceled                                                  (47,500)                    -                        -
Units issued with respect to Rights                                    -                     -                        -
Options granted                                                        -                97,000           $25.00-$28.125
Options exercised                                                      -                (5,166)         $10.875-$14.875
Options canceled                                                       -                (2,500)          $20.625-$25.00
                                                            -------------         -------------       -----------------
Balances at April 30, 1994                                       322,950               141,501           $11.375-$25.00
Rights granted                                                    16,300                     -                        -
Rights canceled                                                   (3,333)                    -                        -
Units issued with respect to Rights                              (88,167)                    -                        -
Options granted                                                        -               140,500          $23.625-$24.875
Options exercised                                                      -                (5,501)         $11.375-$23.875
Options canceled                                                       -                (9,667)          $11.375-$25.00
                                                            -------------         -------------       -----------------
Balances at April 30, 1995                                       247,750               266,833           $13.50-$28.125
Rights granted                                                   188,540                     -                        -
Rights canceled                                                   (8,333)                    -                        -
Units issued with respect to Rights                             (103,200)                    -                        -
Options granted                                                        -               153,000                   $20.75
Options exercised                                                      -               (15,033)           $13.50-$25.00
Options canceled                                                       -               (30,333)          $20.625-$25.00
                                                            -------------         -------------       -----------------
Balances at April 30, 1996                                       324,757               374,467           $13.50-$28.125
                                                            =============         =============       =================



NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES
- -----------------------------------------------

         (a)  Cash and Short Term Investments

         On occasion the Operating Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by Advisors. Included in cash and short term investments at April 30, 1996 and 1995 was $275,000 and $196,000, respectively, on deposit with Opco and $1,675,000 and $3,595,000, respectively, invested in the OCC Cash Reserves Primary Portfolio, for which Advisors acts as investment adviser.

                               OPPENHEIMER CAPITAL

NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES (Continued)
- -----------------------------------------------

         (b) Investments in Affiliated Mutual Funds and Other Sponsored Investment Products

         Investments in affiliated mutual funds and other sponsored investment products are carried at market value.

         (c)   Distribution Assistance Fees and Expenses

         The Operating Partnership receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales-related services in rendering distribution assistance. Payments to Opco for the Quest for Value equity and fixed income mutual funds were recorded as distribution assistance expenses and for financial statement purposes are netted against distribution assistance fees. Payments to Opco for OCC Cash Reserves are netted against investment management fees. Such payments totaled $9,522,000, $8,496,000 and $8,074,000 for the years ended April 30, 1996, 1995 and 1994, respectively.

         (d)   Other Services

         Opco provides various services to the Operating Partnership and its subsidiaries at its cost. Charges pursuant to these agreements are not material.

         (e) Affiliated Mutual Funds and Commingled Products - Investment Management Fees

         The Operating Partnership provides investment management services to affiliated mutual funds and other commingled products. For the years ended April 30, 1996, 1995 and 1994 amounts earned for these services totaled $22,778,000, $23,088,000 and $22,982,000, respectively.


NOTE 5 - INTANGIBLE ASSETS
- --------------------------

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

                               OPPENHEIMER CAPITAL

NOTE 5 - INTANGIBLE ASSETS (Continued)
- --------------------------

         In addition, the Subpartnerships entered into a distribution and shareholder servicing assistance contract with AMA Investment Advisers, Inc. ("AMA Advisers"), whereby AMA Advisers agreed to provide the Subpartnerships with assistance in the provision of distribution services and shareholder servicing to the Quest for Value Family of Funds. Under this contract, the Subpartnerships paid AMA Advisers an annual retainer for three years equal to 50% of the annual management fee earned with respect to assets attributable to AMA Advisers. The cumulative payments to AMA Advisers under this contract amounted to $1,707,000. As a result of the Quest sale, this shareholder servicing agreement was written-off in November 1995.

         The fee for the non-compete agreement was recorded as an intangible asset and was amortized on a straight-line basis over a three year period.

NOTE 6 - OTHER ASSETS
- ---------------------

         Included in other assets at April 30, 1995 is an investment in Orange County, California Tax and Revenue Anticipation Notes ("Orange County Notes"). On December 7, 1994, in response to the bankruptcy filing by Orange County, the Operating Partnership voluntarily purchased $2,000,000 principal amount of Orange County Notes at par from a mutual fund for which Advisors acts as the sole investment adviser. This investment was recorded at market value. In February 1995, the Operating Partnership sold a total of $1,000,000 principal amount of the Orange County Notes and realized a loss of approximately $100,000. The remaining principal amount was sold in November 1995 and the Operating Partnership realized an additional loss of approximately $60,000.

NOTE 7 - LOAN PAYABLE TO BANK
- -----------------------------

         Through an agreement with a commercial bank, the Operating Partnership has the ability to meet its short term financing needs by obtaining bank loans that are collateralized by investment management fees receivable and other assets. Short term bank loans are generally made at one and one quarter percent below the prime rate. Interest expense relating to these loans during fiscal 1996, 1995 and 1994, amounted to $513,000, $648,000 and $146,000, respectively.

NOTE 8 - INCOME TAXES
- ---------------------

         Although the Operating Partnership is not otherwise subject to Federal, state, or local income taxes, it was subject to New York City unincorporated business tax of $3,667,000 and $1,201,000, respectively, for the years ended April 30, 1996 and 1995.

         A domestic corporate subsidiary of the Operating Partnership is subject to Federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

                               OPPENHEIMER CAPITAL

NOTE 9 - ACQUISITIONS
- ---------------------

         On May 1, 1994, the American Medical Association and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. (the "AMA Acquisition"). The Operating Partnership and Opfin acquired a 79.1% and 1% partnership interest, respectively, for $500,000 and a $1,200,000 promissory note. The promissory note is payable in three installments of $400,000 on May 1, 1995, May 1, 1996 and May 1, 1997 and is based on the prime rate. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of AMA and other health care professionals and medical organizations.

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

NOTE 10 - GAIN ON QUEST SALE
- ----------------------------

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to Oppenheimer Management Corporation (since renamed OppenheimerFunds, Inc.), which is unrelated to the Operating Partnership, for a price of $41.7 million. An additional purchase price payment of up to $3.8 million may be received by the Operating Partnership on the first anniversary of the closing if the assets of the six merged fixed income funds are then at stated levels. The gain on the sale, shown separately from the operating income on the consolidated statements of income, amounted to $27,725,000.

         The six equity funds involved will continue to be managed by the Operating Partnership under a subadvisory contract with OppenheimerFunds, Inc. ("OFI"), which allows the portfolio management teams to remain in place. The six fixed income funds have been merged into comparable funds managed by OFI.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

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

                               Age as of
    Name                     April 30, 1996                Positions Held
- ------------                 --------------            ----------------------
Stephen Robert                     55                  Chairman of the Board
                                                        and Chief Executive
                                                        Officer of Opfin

Nathan Gantcher                    55                  President, Chief
                                                        Operating Officer and
                                                        Director of Opfin

Joseph M. La Motta                 63                  Executive Vice President
                                                        and Director of Opfin;
                                                        Chairman and Chief
                                                        Executive Officer of the
                                                        Operating Partnership

George A. Long                     55                  President and Chief
                                                        Investment Officer of
                                                        the Operating
                                                        Partnership

Roger W. Einiger                   48                  Executive Vice
                                                        President, Chief
                                                        Administrative Officer
                                                        and Director of Opfin

Sheldon M. Siegel                  53                  Managing Director and
                                                        Chief Financial Officer
                                                        of the Operating
                                                        Partnership

Frederick M. Bohen                 59                  Director of Opfin

Michael C. Stoddart                64                  Director of Opfin

         Mr. Robert has been a director of Opfin since January 1986; Chairman of the Board and Chief Executive Officer of Opfin since February 1986; Chairman and Chief Executive Officer of OGI from February 1986 to May 1995; Co-Chief Executive Officer and President of OGI since May 1995; a director of Opco since January 1979; Chairman of the Board of Opco since January 1983; Chief Executive Officer of Opco from January 1983 to April 1995; Co-Chief Executive Officer of Opco since May 1995; a director of NacRe Corporation since August 1985; a director of Electra Investment Trust PLC since February 1996; and an executive officer or a director of current and/or former affiliates of Opfin.

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

         Mr. La Motta has been a director of Opfin since January 1986; Executive Vice President of Opfin since February 1986; Executive Vice President and a director of OGI since February 1986; Executive Vice President of Opco from July 1985 to September 1993; Chief Executive Officer of the Operating Partnership and its predecessor since January 1984; President of the Operating Partnership from January 1984 to April 1996; Chairman of the Operating Partnership since May 1996; and an executive officer or a director of current and/or former affiliates of Opfin.

         Mr. Long has been President of the Operating Partnership since May 1996; a Managing Director of the Operating Partnership and its predecessor from September 1982 to April 30, 1996; and Chief Investment Officer of the Operating Partnership and its predecessor since January 1987.

         Mr. Einiger has been a director of Opfin since January 1986; Executive Vice President of Opfin since February 1986; Chief Administrative Officer of Opfin since March 1986; Executive Vice President, Chief Administrative Officer, and Chairman of the Management Committee of OGI from March 1988 to April 1995 and a director of OGI since February 1986; Vice Chairman of Opco since March 1992; Executive Vice President of Opco from December 1982 to March 1992; a director of Opco since July 1985; and an executive officer or a director of current and/or former affiliates of Opfin.

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

         Mr. Bohen and Mr. Stoddart are unaffiliated with the management of Opfin and serve on the Audit Committee which reports to the Board of Directors of Opfin with respect to the selection and terms of engagement of the Partnership's, the Operating Partnership's, the Subpartnerships' and Opfin's independent accountants, and reviews various matters relating to accounting and audit policies and procedures.

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

Item 11.  Executive Compensation
- --------------------------------

         The Partnership does not have any employees.

         The following summary compensation table sets forth compensation awarded to, earned by or paid to each of the three executive officers of the Operating Partnership for the three years ended April 30, 1996 for services rendered in all capacities to the Operating Partnership and its Subpartnerships. The officers of the Operating Partnership perform management functions on behalf of the Partnership; however, the Partnership is not charged directly for any compensation paid by the Operating Partnership. However, the Partnership is charged to the extent of its pro rata share of the Operating Partnership's profits for any compensation paid by the Operating Partnership.


                                                                                                 All Other
       Name and               Year Ended               Annual Compensation                     Compensation
  Principal Position           April 30,         Salary ($)            Bonus ($)                ($)    (1)
  ------------------           ---------         ----------            ---------                ----------
Joseph M. La Motta               1996              500,000             3,825,000 (2)               11,000
Chairman and                     1995              500,000             2,200,000                   11,000
Chief Executive                  1994              500,000             2,350,000                    6,000
Officer of the
Operating Partnership

George A. Long                   1996              350,000             3,825,000 (2)               10,000
President and                    1995              350,000             2,000,000                    7,000
Chief Investment                 1994              350,000             2,050,000                    3,000
Officer of the
Operating Partnership

Sheldon M. Siegel                1996              175,000             1,417,000 (2)                7,000
Managing Director and            1995              150,000               650,000                    6,000
Chief Financial                  1994              150,000               675,000                    2,000
Officer of the
Operating Partnership


         (1) Represents amounts paid by the Operating Partnership as insurance premiums on behalf of each executive officer.

         (2) Includes a special bonus related to the Quest sale of $1,000,000, $1,000,000, and $548,000 paid to Messrs. La Motta, Long, and Siegel, respectively.

Compensation Committee Interlocks and Insider Participation.
- ------------------------------------------------------------
         Joseph M. La Motta, the Chairman and Chief Executive Officer of the Operating Partnership, serves on the board of directors of Opfin, which is the general partner of the Partnership and the managing general partner of the Operating Partnership (the "Managing General Partner") (along with Messrs. Robert, Gantcher and Einiger) and participated in deliberations of such board concerning executive compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

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

Disclosure of Beneficial Interest
- ---------------------------------

         The following table shows at July 18, 1996, the beneficial ownership of the units held by each director of Opfin, each executive officer of the Operating Partnership and all directors and executive officers as a group:


                                         Amount and Nature of                 Percent of
Name of Beneficial Owner                 Beneficial Ownership                   Class
- ------------------------                 --------------------                 ----------
Stephen Robert  (1)                               -0-                             -0-
Nathan Gantcher  (1)                            5,000                             .03%
Joseph M. La Motta                             17,500                             .11%
George A. Long                                    320                              *
Roger W. Einiger                                  -0-                             -0-
Sheldon M. Siegel                              27,400                             .18%
Frederick M. Bohen                                -0-                             -0-
Michael C. Stoddart                               -0-                             -0-
                                         --------------------                 ----------
All directors and executive
   officers as a group                         50,220                             .33%
                                         ====================                 ==========
* Less than .01%


         (1) At July 18, 1996, Opfin held a 1% general partnership interest in the Partnership and a 32.52% managing general partnership interest in the Operating Partnership. Opfin, in turn, is indirectly controlled by Oppenheimer & Co., L.P., a limited partnership, of which Messrs. Robert and Gantcher serve as managing general partners.

Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Intercompany Relationship - Conflicts of Interest
- -------------------------------------------------

         Opfin owns certain other financial services businesses, including Opco. Opfin and its subsidiaries provide numerous services to the Operating Partnership. Opco has over 800 individuals who are engaged primarily in customer sales activities at its New York headquarters and in regional offices through the brokerage and securities business. Opco's account executives introduce corporate, institutional and individual clients to the Operating Partnership. Substantial commission revenues accrue to Opco from accounts introduced to the Operating Partnership, but such commissions are paid by the accounts themselves and are not an expense of the Operating Partnership. However, Opfin and its affiliates may also be subject to various conflicts of interest in managing and dealing with the Partnership and the Operating Partnership, including the following:

Allocation of Costs and Business Opportunities
- ----------------------------------------------

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

         Although both the Operating Partnership and Opco provide investment management services, actual conflicts between them seldom arise. The Managing General Partner intends to make determinations on behalf of the Operating Partnership as to appropriate business opportunities, consistent with its past practices. Nevertheless, if conflicts arise between the Operating Partnership and Opfin, a three-person Conflicts Committee, consisting of Joseph M. La Motta, Chairman and Chief Executive Officer of the Operating Partnership, Stephen Robert, Chairman of the Board and Chief Executive Officer of Opfin, and an unaffiliated Board member of Opfin, has the authority to resolve such conflicts.

         Administrative, overhead or facilities (e.g., occupancy costs and telephone) are provided to the Operating Partnership by Opfin and its affiliates. The Operating Partnership is charged approximate cost, which may, in some cases, be determined on the basis of a reasonable allocation. To the extent Opfin or its affiliates perform services which are in the ordinary course of its business (e.g., brokerage, trading, investment banking or underwriting), the Partnership or the Operating Partnership will be charged an amount which is no greater than that which would be charged by a comparable unaffiliated third party. Opfin was reimbursed $3 million by the Operating Partnership for the Operating Partnership's share of occupancy costs during fiscal 1996, all other expenses charged by Opfin to the Operating Partnership were not material.

Allocation of Management Time
- -----------------------------

         Other than Mr. La Motta, the Chairman and Chief Executive Officer of the Operating Partnership who devotes substantially all of his time to the Operating Partnership, the remaining officers and directors of Opfin are also officers and directors of other businesses affiliated with Opfin and devote substantially all of their time to the affairs of Opfin and other affiliated businesses. However, the non-executive employees of the Operating Partnership devote their full time to the business of the Operating Partnership.


Transactions with Affiliated Companies
- --------------------------------------

         Opco receives brokerage commissions on trades executed on behalf of the Operating Partnership's management clients and fees on mutual fund distribution services and expects to receive fees from the Operating Partnership for investment banking and underwriting services. In fiscal 1996, prior to the Quest sale, Opco was the Operating Partnership's largest distributor of load mutual funds and received sales concessions from the Operating Partnership of $3.3 million on Quest For Value mutual fund sales. In fiscal 1996, Opco also distributed certain of the Operating Partnership's cash management products and received sales concessions and distribution payments totaling $9.3 million.

                                     Part IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------------------------------------------------------------------------

   (a)(1) Please see the index in item 8 for a list of the financial statements filed as part of this report.

      (2) Please see the index in item 8 for a list of the financial statements filed as part of this report.

      (3) The following exhibits are filed as part of this report:

           21         List of subsidiaries

           23         Consent of Independent Public Accountant

           27         Financial data schedule

           99 Oppenheimer Equities, Inc. and Subsidiaries Financial Statements for the Years Ended April 30, 1996 and 1995.

   (b) The Partnership did not file any Reports on Form 8-K during the three months ended April 30, 1996. The Partnership did file a Report on Form 8-K on August 30, 1995.

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

     (10.6)* Oppenheimer Capital Deferred Compensation Plan. (Incorporated by reference from Registration Statement on Form S-3 Registration No. 33-39354)

     (10.7)* Restricted Unit Plan. (Incorporated by reference from Registration
             Statement on Form S-8 filed on July 2, 1990 Registration No. 33-35584)

     (10.8)* Restricted Option Plan. (Incorporated by reference from
             Registration Statement on Form S-8 filed on July 2, 1990 Registration No. 33-35584)

     (10.9) Lease with respect to premises at 33 Maiden Lane, New York. (Incorporated by reference from exhibit 10.9 on Form 10-K of the Partnership for its fiscal year ended April 30, 1994)

    (10.10) Acquisition Agreement dated August 17, 1995 among Oppenheimer Capital, Quest for Value Advisors, Quest for Value Distributors and Oppenheimer Management Corporation. (Incorporated by reference from exhibit 10.1 on Form 10-Q of the Partnership for the second fiscal quarter ended October 31, 1995.


   (d)    No separate financial statements are required.


         * Indicates a management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OPPENHEIMER CAPITAL, L.P.
                                  (Registrant)

                         By: /s/Stephen Robert
                                --------------
                                Stephen Robert
                                Chairman of the Board,
                                Chief Executive Officer of Opfin

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

    Signature                          Title                          Date
- -----------------             -----------------------            --------------

/s/ Stephen Robert
- ------------------
    Stephen Robert            Chairman of the Board,
                               Chief Executive Officer
                               of Opfin                          July 18, 1996

- -------------------
    Nathan Gantcher           President, Chief Operating
                               Officer and Director of
                               Opfin                             July __, 1996

/s/ Joseph M. La Motta
- ----------------------
    Joseph M. La Motta        Executive Vice President and
                               Director of Opfin; Chairman
                               and Chief Executive Officer
                               of the Operating Partnership      July 18, 1996

/s/ Roger W. Einiger
- --------------------
    Roger W. Einiger          Executive Vice President,
                               Chief Administrative Officer
                               and Director of Opfin             July 18, 1996

/s/ Sheldon M. Siegel
- ---------------------
    Sheldon M. Siegel         Managing Director and Chief
                               Financial Officer of the
                               Operating Partnership             July 18, 1996


- ----------------------
    Frederick M. Bohen        Director of Opfin                  July __, 1996

/s/ Michael C. Stoddart
- -----------------------
    Michael C. Stoddart       Director of Opfin                  July 18, 1996

                                                                 EXHIBIT 21



                               OPPENHEIMER CAPITAL

         The following list sets forth, as of July 18, 1996, the name of Oppenheimer Capital and each of its Subpartnerships and/or Subsidiaries and the states or other jurisdictions under which they are organized.


                                                       State or Jurisdiction
               Entity                                  under which organized
- ------------------------------------                   ---------------------

Oppenheimer Capital                                           Delaware

Opcap Advisors                                                Delaware

OCC Distributors                                              Delaware

Oppenheimer Capital Limited                                United Kingdom

AMA Investment Advisers, L.P.                                 Delaware

Oppenheimer Capital Trust Company                             New York

Saratoga Capital Management                                   Delaware

                                                                 EXHIBIT 23


                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-35584) of Oppenheimer Capital, L.P. of our reports dated June 17, 1996 appearing on pages F-2 and F-12 of the Oppenheimer Capital, L.P. Annual Report on Form 10-K for the year ended April 30, 1996.



PRICE WATERHOUSE LLP


New York, New York
June 17, 1996

                                                                 EXHIBIT 99












          OPPENHEIMER EQUITIES, INC.
               AND SUBSIDIARIES


      CONSOLIDATED FINANCIAL STATEMENTS


             FOR THE YEARS ENDED
           APRIL 30, 1996 AND 1995

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS




                                                                     PAGE
                                                                   --------

REPORT OF INDEPENDENT ACCOUNTANTS                                    E - 2

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION                       E - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                E - 5

CONSOLIDATED STATEMENTS OF CHANGES IN
  SHAREHOLDER'S EQUITY                                               E - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                E - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           E - 9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


June 21, 1996

To the Board of Directors
and Shareholder of
Oppenheimer Equities, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Equities, Inc. and its subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                     ASSETS




                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
Cash                                                                            $     10,364    $     12,417
Cash segregated pursuant to Federal and other regulations                              1,587             775
Securities borrowed                                                                1,598,114       1,458,433
Receivables from broker-dealers and clearing organizations                            97,700          63,386
Receivables from customers                                                           736,986         637,363
Securities owned - at market value                                                 1,211,453         820,550
Securities purchased under agreements to resell                                      638,870         447,286
Exchange memberships - at cost
 (market value $8,549 and $6,000, respectively)                                        1,434           1,434
Furniture, fixtures and leasehold improvements -
  at cost less accumulated depreciation and
  amortization of $34,779 and $31,589, respectively                                   19,331          18,218
Goodwill                                                                               3,079           3,276
Note receivable from affiliate                                                        69,700          69,700
Other assets                                                                          80,929          90,983
                                                                                ------------------------------

    TOTAL ASSETS                                                                $  4,469,547    $  3,623,821
                                                                                ==============================

























   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                        (In thousands, except share data)



                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
Short-term borrowings                                                           $    170,733    $    193,000
Drafts payable                                                                        22,923          25,418
Securities sold under agreements to repurchase                                       733,555         471,898
Securities loaned                                                                  1,349,683       1,383,002
Payables to broker-dealers and clearing organizations                                304,818         314,126
Payables to customers                                                                326,986         237,501
Securities sold but not yet purchased - at market value                              897,975         455,069
Accrued employee compensation and benefits                                           117,327          64,881
Notes payable                                                                         90,000          90,000
Note payable to affiliate                                                             32,193          32,193
Other liabilities and accrued expenses                                                88,788          62,948
                                                                                ------------------------------
    TOTAL LIABILITIES                                                           $  4,134,981    $  3,330,036
                                                                                ------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL
  CREDITORS                                                                            3,493           3,938
                                                                                ------------------------------

SHAREHOLDER'S EQUITY
  Series A Preferred stock, par value $.01 per share;
    6,581 shares authorized;  6,581 shares issued
    and outstanding                                                                        -               -
  Common stock, par value $1 per share;
    1,000 shares authorized; 1,000
    shares issued and outstanding                                                          1               1
  Additional paid-in capital                                                         141,242         136,427
  Retained earnings                                                                  189,830         153,419
                                                                                ------------------------------

    TOTAL SHAREHOLDER'S EQUITY                                                       331,073         289,847
                                                                                ------------------------------

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                  $  4,469,547    $  3,623,821
                                                                                ==============================













   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (In thousands)



                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
REVENUES
  Commissions                                                                   $    279,331    $    192,596
  Trading and investments                                                            209,846         135,218
  Investment banking                                                                  96,845          42,630
  Investment management fees                                                          59,415          51,638
  Interest and dividends                                                             235,477         190,387
  Other                                                                               20,923          18,832
                                                                                ------------------------------

    TOTAL REVENUES                                                                   901,837         631,301
                                                                                ------------------------------

EXPENSES
  Employee compensation and benefits                                                 420,927         306,218
  Occupancy and equipment                                                             55,937          52,795
  Data processing and communications                                                  51,038          43,212
  Brokerage, exchange and clearance fees                                              50,068          31,797
  Interest                                                                           194,142         155,554
  Other                                                                               57,778          56,950
                                                                                ------------------------------

    TOTAL EXPENSES                                                                   829,890         646,526
                                                                                ------------------------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE
  (BENEFIT) AND EXTRAORDINARY LOSS                                                    71,947         (15,225)

INCOME TAX EXPENSE (BENEFIT)                                                          28,433         (11,237)
                                                                                ------------------------------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                                               43,514          (3,988)

EXTRAORDINARY LOSS, NET OF TAXES                                                           -          (1,141)
                                                                                ------------------------------

NET INCOME (LOSS)                                                               $     43,514    $     (5,129)
                                                                                ==============================
















   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (In thousands)





                                                                               Additional
                                               Preferred         Common         Paid-in         Retained
                                                 Stock           Stock          Capital         Earnings         Total
                                             --------------------------------------------------------------------------------
Balances at April 30, 1994                   $       -         $       1      $   131,417     $   165,622      $   297,040

Net loss                                                                                           (5,129)          (5,129)

Contributed capital                                                                 5,010                            5,010

Dividends paid on preferred
  stock                                                                                            (7,074)          (7,074)
                                             --------------------------------------------------------------------------------

Balances at April 30, 1995                           -                 1          136,427         153,419          289,847

Net income                                                                                         43,514           43,514

Contributed capital                                                                 4,815                            4,815

Dividends paid on preferred
  stock                                                                                            (7,103)          (7,103)
                                             --------------------------------------------------------------------------------

Balances at April 30, 1996                   $       -         $       1      $   141,242     $   189,830      $   331,073
                                             ================================================================================

























   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
Cash flows from operating activities:
   Net income (loss)                                                            $     43,514    $     (5,129)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Non-cash charges (credits) included in net income (loss):
            Extraordinary loss, net of taxes                                               -           1,141
            Deferred income tax expense (benefit)                                      4,343          (3,878)
            Depreciation and amortization                                              4,455           4,325
            Amortization of original issue discount and
              deferred issuance costs on subordinated debentures                           -              58
            Amortization of goodwill                                                     197             197
         (Increases) decreases in assets:
            Cash segregated pursuant to Federal and
              other regulations                                                         (812)           (100)
            Securities borrowed                                                     (139,681)       (398,440)
            Receivables from broker-dealers and
              clearing organizations                                                 (34,314)         33,366
            Receivables from customers                                               (99,623)         31,885
            Securities owned                                                        (390,903)       (552,038)
            Securities purchased under agreements to resell                         (191,584)        289,917
            Other assets                                                               5,711           1,594
          Increases (decreases) in liabilities:
            Drafts payable                                                            (2,495)         (6,510)
            Securities sold under agreements to repurchase                           261,657        (269,075)
            Securities loaned                                                        (33,319)        441,202
            Payables to broker-dealers and clearing organizations                     (9,308)        261,687
            Payables to customers                                                     89,485         (90,785)
            Securities sold but not yet purchased                                    442,906         252,325
            Accrued employee compensation and benefits                                52,446         (33,138)
            Other liabilities and accrued expenses                                    25,840         (16,956)
                                                                                ------------------------------

                NET CASH PROVIDED BY (USED IN)
                OPERATING ACTIVITIES                                                  28,515         (58,352)
                                                                                ------------------------------

Cash flows (used in) investing activities:
   Sales (purchases) of:
     Exchange memberships                                                                  -           1,945
     Furniture, fixtures and leasehold
      improvements - net                                                              (5,568)         (6,995)
                                                                                ------------------------------

                NET CASH (USED IN) INVESTING
                ACTIVITIES                                                            (5,568)         (5,050)
                                                                                ------------------------------






   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
Cash flows from financing activities: Net (decrease) increase in:
       Short-term borrowings                                                         (22,267)         25,740
     Issuance of notes payable                                                             -          90,000
     Additions to Account Executive Subordinated
       Indebtedness                                                                      242             250
     Payments on Account Executive Subordinated
       Indebtedness                                                                     (687)           (993)
     Redemption of 12 3/4% Subordinated
       Debentures Due 2002                                                                 -         (23,193)
     Redemption of 12 3/4% Subordinated
       Debentures Due 2003                                                                 -         (25,500)
     Contributed capital                                                               4,815           5,010
     Dividends paid on preferred stock                                                (7,103)         (7,074)
                                                                                ------------------------------

                NET CASH (USED IN) PROVIDED
                BY FINANCING ACTIVITIES                                              (25,000)         64,240
                                                                                ------------------------------

NET (DECREASE) INCREASE IN CASH                                                       (2,053)            838

Cash, beginning of year                                                               12,417          11,579
                                                                                ------------------------------


Cash, end of year                                                               $     10,364    $     12,417
                                                                                ==============================




SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION

Interest paid approximated $192,740,000 and $150,268,000 for the years ended April 30, 1996 and 1995, respectively, and net payments to an affiliate under a tax sharing agreement approximated $16,181,000 and $2,384,000, respectively.







   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE l.  SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------

         (a)  Ownership and Consolidation

          The consolidated financial statements include the accounts of Oppenheimer Equities, Inc. ("Equities") and its wholly-owned subsidiaries (collectively, the "Company"). The Company is a wholly-owned subsidiary of Oppenheimer Financial Corp. ("OPFIN") and an indirect subsidiary of Oppenheimer Group, Inc. ("OGI"). The Company's principal subsidiary is Oppenheimer & Co., Inc. ("OPCO"), a registered broker-dealer. All material intercompany balances and transactions have been eliminated.

         (b)  Securities and Commodities Transactions

          Customers' securities and commodities transactions are recorded on a settlement date basis with related commission income and expenses recorded on a trade date basis. Securities and commodities transactions of the Company are recorded on a trade date basis.

          Securities owned and securities sold but not yet purchased are valued at market and the resulting unrealized gains and losses are reflected in revenues.

          One-half of the total round-turn commission revenue and related expenses are recorded at the time futures contracts are opened.

         (c) Securities purchased under agreements to resell and Securities sold under agreements to repurchase

          Securities purchased under agreements to resell and securities sold under agreements to repurchase are treated as collateralized financing transactions and are included in the financial statements at their original purchase or sale amounts plus accrued interest. It is the Company's policy to take possession or control of securities purchased under agreements to resell. The fair value of repurchase and resale agreements approximates their carrying value, as such financial instruments are predominantly short-term in nature. The Company monitors the risk of loss by assessing the market value of the underlying securities as compared to the related receivable or payable, including accrued interest, and requests additional collateral where deemed appropriate.

         (d)  Furniture, Fixtures and Leasehold Improvements

          Furniture, fixtures and leasehold improvements are carried at cost, less accumulated depreciation and amortization. Depreciation of furniture and fixtures is provided on a straight-line basis over three to eight year periods. Amortization of leasehold improvements is provided on a straight-line basis over the lesser of the economic useful lives of the improvements or the terms of the leases.
         (e)  Investment Management Fees

          Investment management fees are based on written contracts and computed based on (i) the net asset value of the managed account, and/or (ii) the performance of the managed account over a specified period. Such fees are recognized in the period earned.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         (f)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (g)  Goodwill

          The excess of cost over the value of certain assets acquired in 1982 is reflected as goodwill and amortized on a straight-line basis over a period of 30 years. At April 30, 1996 and 1995, the accumulated amortization was $2,830,000 and $2,633,000, respectively.


NOTE 2.  CASH SEGREGATED PURSUANT TO FEDERAL AND OTHER REGULATIONS
- ------------------------------------------------------------------

         Cash segregated pursuant to Federal and other regulations includes cash segregated under the requirements of the Commodity Exchange Act and represents funds deposited by customers and funds accruing to customers as a result of trades or contracts.


NOTE 3.  RECEIVABLES FROM AND PAYABLES TO CUSTOMERS
- ---------------------------------------------------

         (a) Balances receivable from customers are generally collateralized by marketable securities. Payables to customers primarily represents free credit balances of customers and amounts payable against receipts of marketable securities.

         (b) Receivables from customers is net of an allowance for doubtful accounts of $2,847,000 and $2,823,000 at April 30, 1996 and 1995, respectively.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 4.  SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED
- -------------------------------------------------------------------

         The positions at April 30, 1996 and 1995 are recorded at market value and consist of the following securities:

                                                                                        Sold But Not
                                                           Owned                       Yet Purchased
                                                         April 30,                       April 30,
                                                  -----------------------         -----------------------
                                                     1996         1995               1996         1995
                                                  -------------------------------------------------------
                                                                      (In thousands)
U.S. Government and
   Agency Obligations                             $   972,035  $  578,520         $  821,477   $  397,892

State and Municipal
   Obligations                                         20,616      57,014                926        1,084

Corporate Bonds                                        80,775      84,846             16,739       13,595

Stocks and Warrants                                   134,187      99,689             58,517       42,455

Other                                                   3,840         481                316           43
                                                  -------------------------------------------------------

                                                  $ 1,211,453  $  820,550         $  897,975   $  455,069
                                                  =======================================================



NOTE 5.  SHORT-TERM BORROWINGS
- ------------------------------

         Short-term borrowings are obtained from banks generally at market rates and include both secured and unsecured borrowings payable upon demand, as follows:


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
                                                                                        (In thousands)
Borrowings secured by:
  Securities owned (market value
    $40,908,000 and $72,143,000,
    respectively)                                                               $     23,000    $     46,500
  Securities owned by customers,
    (market value $46,078,000 and
    $12,675,000, respectively)                                                        34,230           9,500
                                                                                ------------------------------

        Total secured borrowings                                                      57,730          56,000

Unsecured borrowings                                                                 113,503         137,000
                                                                                ------------------------------

        Total short-term borrowings                                             $    170,733    $    193,000
                                                                                ==============================

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         The Company has satisfied collateral requirements with clearing corporations and others at April 30, 1996 by obtaining letters of credit in the aggregate amount of $109,000,000, which are secured by firm-owned securities (market value $135,617,000), and unsecured letters of credit in the aggregate amount of $85,495,000.


NOTE 6.  NOTES PAYABLE
- ----------------------

         On June 15, 1995, the Company issued $32,500,000 of 8.98% Series A Senior Secured Notes which mature on June 15, 1999 and $57,500,000 of 9.10% Series B Senior Secured Notes which mature on June 15, 2000. The note purchase agreement requires the Company to maintain certain financial levels and places restrictions on certain business transactions. As of April 30, 1996, the Company was in compliance with these requirements.


NOTE 7.  COMMITMENTS AND CONTINGENCIES
- --------------------------------------

         (a)   Long-Term Lease Commitments

         The Company occupies office premises under non-cancelable leases expiring at various dates through 2013. The Company's principal offices are located at Oppenheimer Tower, World Financial Center, New York, New York. At April 30, 1996, aggregate minimum rental commitments for office space leases are $31,569,000, $32,315,000, $31,129,000, $30,216,000 and $30,262,000 for each of the years ending April 30, 1997 through April 30, 2001, respectively, and $165,779,000 in aggregate thereafter. Such rentals include only fixed rentals. The leases contain provisions for additional charges for operating expenses. For the years ended April 30, 1996 and 1995, rent expense was $34,165,000 and $32,178,000, respectively, net of sublease income of $6,687,000 and $6,817,000, respectively.

         (b)   Litigation

         Many aspects of the Company's business involve substantial risks of potential liability. In the normal course of business, the Company has been named a defendant in numerous civil actions. Several of these actions are class actions, purportedly brought on behalf of various classes of claimants, which demand damages in large or indeterminate amounts.

         In view of the number and diversity of claims against the Company, the number of jurisdictions in which litigation is pending and the inherent difficulty of predicting the outcome of litigation and other claims, the Company cannot state with certainty what the eventual outcome of pending litigation or other claims will be. The amounts sought from the Company in pending litigation and other claims are substantial and in the aggregate exceed the Company's net worth. Nevertheless, after considering all relevant facts and the opinions of the Company's General Counsel as well as outside counsel, it is the opinion of the management of the Company that such litigation and other claims will not in the aggregate have a material adverse effect on the Company's financial position.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 8.  LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
- ----------------------------------------------------------------

         Liabilities subordinated to claims of general creditors consist of account executive subordinated indebtedness of $3,493,000 and $3,938,000 at April 30, 1996 and 1995, respectively.

         The liabilities subordinated to claims of general creditors are subordinated to all existing and future claims of all non-subordinated creditors of the Company and constitute part of the Company's Net Capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 (the "Uniform Net Capital Rule") and Commodity Exchange, Inc. ("COMEX") Rule 7.01, Commodity Futures Trading Commission Regulation ("CFTC") 1.17(d) and 1.17(h) and may be repaid only if, after giving effect to such repayment, the Company meets the specified requirements of the SEC, COMEX and CFTC.

         (a)   The Debentures

          On July 18, 1994, OPCO redeemed the 12.75% Subordinated Debentures Due 2002 and the 12.75% Subordinated Debentures Due 2003, which resulted in an extraordinary loss, net of taxes, of $1,141,000.

         (b)   The Capital Loan

          On December 28, 1993, OPCO entered into a Senior Subordinated Revolving/Term Loan commitment (the "Capital Loan") with a group of banks which are committed to lend, at OPCO's option, a maximum of $50,000,000. The Capital Loan will be a revolving loan until December 28, 1997 at which time it will convert to a term loan due one year later. The Capital Loan interest is based on an index of the lender's reference rate and will be senior in right of payment to the Debentures. At April 30, 1996, there was no outstanding balance on this loan.

         (c)   Account Executive Subordinated Indebtedness

          Account Executive Subordinated Indebtedness represents unpaid bonuses plus accrued interest related to plan years prior to May 1, 1991 under an Account Executive Bonus Plan and subordinated debt agreement for retail sales account executives who met certain eligibility requirements. These bonus earnings are payable at the employee's option to the employee upon vesting, which occurs over a five year period. Unpaid balances accrue interest annually at a rate equal to the Company's average base lending rate. Effective May 1, 1991, bonuses declared under the Account Executive Bonus Plan are no longer subject to a subordinated debt agreement.


NOTE 9.  INCOME TAXES
- ---------------------

         (a)   Income Tax Allocation Agreement

          The Company, its parent and indirect parents are part of a group which files consolidated Federal and certain combined state and city income tax returns. Pursuant to a tax allocation agreement, each entity is essentially charged or credited with an amount equal to its separate tax liability or benefit for the period. However, the current tax benefits realized from the ownership by an affiliate of a limited partnership interest in the Oppenheimer Tower are allocated to the members of the affiliated group based upon the relative proportion of the Oppenheimer Tower office space which they occupy. The Company receives a significant benefit because it occupies substantially all of the Oppenheimer Tower office space.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         (b)   Income Tax Expense

          The effective income tax rates for the years ended April 30, 1996 and 1995 differ from the statutory Federal tax rate for the following reasons:


                                                                                         For the Year
                                                                                        Ended April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
Statutory Federal income tax rate                                                      35%             35%
Exempt interest income                                                                 (1)              4
State and city income taxes, net
  of Federal taxes                                                                     11              10
Deduction for qualifying dividends                                                      -               2
Allocation of current tax benefits
  realized by an affiliate from a
  certain limited partnership
  interest (See (a) above)                                                             (8)             32
Foreign operations                                                                      1              (1)
Disallowed expenses                                                                     1              (7)
Other, net                                                                              1              (1)
                                                                                ------------------------------
      Effective income tax rate                                                        40%             74%
                                                                                ==============================




                                                                                         For the Year
                                                                                        Ended April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
                                                                                        (In Thousands)
Income tax expense (benefit) consists of the following:
    Current:   Federal income taxes                                             $     14,014    $     (7,745)
               Foreign income taxes                                                      497            (265)
               State and city income taxes                                             9,789             651
                                                                                ------------------------------
                                                                                      24,300          (7,359)
                                                                                ------------------------------

    Deferred:  Federal income taxes                                                    2,175            (970)
               State and city income taxes                                             1,958          (2,908)
                                                                                ------------------------------
                                                                                       4,133          (3,878)
                                                                                ------------------------------
       Total income tax expense (benefit)                                       $     28,433    $    (11,237)
                                                                                ==============================


                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         (c)   Income Taxes Payable To and Receivable From Affiliate

          At April 30, 1996, other assets includes $10,832,000 of deferred income taxes receivable and other liabilities and accrued expenses include $5,659,000 of current taxes payable. At April 30, 1995, other assets includes $1,498,000 of current income taxes receivable and $14,965,000 of deferred income taxes receivable.


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
                                                                                        (In thousands)
The deferred tax receivable (payable) consists of the following items:
      Deferred compensation and other
         accrued expenses                                                       $     17,703    $     17,210
      Investment in partnerships                                                      (3,698)         (3,528)
      Net unrealized appreciation in trading
         and investment accounts                                                      (3,269)           (335)
      Depreciation                                                                       648             726
      Net operating loss carryforward                                                      -           1,359
      Other                                                                             (552)           (467)
                                                                                ------------------------------
         Total                                                                  $     10,832    $     14,965
                                                                                ==============================




NOTE 10.  TRANSACTIONS WITH AFFILIATED COMPANIES
- ------------------------------------------------

         (a)   Investment Management Fees

          The Company received investment management fees from affiliated entities in the amounts of $14,547,000 and $11,390,000 during the years ended April 30, 1996 and 1995, respectively.

         (b)   Other Services

          The Company paid $9,392,000 and $8,221,000 during the years ended April 30, 1996 and 1995, respectively, under the terms of a service agreement with OGI, under which OGI provides certain services to the Company. The Company provides various services to certain of its affiliates without charge or at the Company's cost. The cost of providing services without charge is not material.

         (c)   Other Receivables and Payables

          The Company loans and borrows funds to or from affiliates including its parent and indirect parents. Other assets included non-interest bearing receivables from affiliates in the amounts of $9,547,000 and $14,723,000, at April 30, 1996 and 1995, respectively. At April 30, 1996 and 1995, other liabilities included $17,095,000 and $3,045,000, respectively, of non-interest bearing payables to affiliates.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         (d)   Notes With Affiliates

          Note receivable from affiliate represents a $69,700,000 note maturing in 1997 bearing 10 1/2% interest, receivable from OGI. Note payable to affiliate represents a $32,193,000 note to Oppenheimer Capital, L.P., maturing in 2012 and bearing interest at 10%.


NOTE 11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION
- ------------------------------------------------------------------------------
OF CREDIT RISK
- --------------

         In the normal course of business, the Company enters into securities transactions. If the securities subject to such transactions are not in the possession of the Company, the Company is subject to risk of loss if the security is not received and the market value has increased over the contract amount of the transactions.

         The Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at the April 30, 1996 market value of the securities. The Company will incur a loss if the market price of the securities increases subsequent to April 30, 1996.

         The Company enters into various transactions in financial instruments with off-balance-sheet risk in order to meet the needs of its clients, to manage its exposure to market risks and in connection with its normal proprietary trading activities. These transactions include the purchase and sale of forward and futures contracts and the writing of exchange traded and over-the-counter options. Each of these transactions contain varying degrees of off-balance-sheet risks. Risks arise in financial futures and forward contracts from unfavorable changes in currency exchange rates or in the market price of the underlying financial instruments. In written options contracts, the firm receives premiums at the outset and then bears the risk of unfavorable changes in market values of the underlying instruments.

         The contractual or notional amounts of these instruments are set forth below:

                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1996            1995
                                                                                ------------------------------
                                                                                        (In thousands)
  Financial Futures Contracts:
         Commitments to purchase                                                $    460,270    $    322,150
         Commitments to sell                                                         469,228         337,100

  Forward Foreign Currency Contracts:
         Commitments to purchase                                                      16,223          22,293
         Commitments to sell                                                          22,014          19,023

  Options written:
         Securities and stock indexes                                                 57,243          33,474
         Interest rate and other                                                       5,550           5,400



                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         The notional or contractual amounts above do not represent the potential market risk to the Company, but are an indication of the volume of these transactions. Generally, these instruments are hedged with offsetting positions or are utilized to reduce the Company's market risk.

         The notional or contractual amounts of these instruments do not represent the Company's exposure to credit risk. Credit risk arises from the failure of the counterparty to perform according to the terms of the contract. The Company's exposure to credit risk associated with these contracts is limited to the current cost of replacing the contracts.

         In the normal course of business, the Company executes, as agent, securities and commodities transactions on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the nonperforming party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

         In the normal course of business, the Company may deliver securities as collateral in support of various secured financing sources such as bank loans, securities loaned and repurchase agreements. Additionally, the Company delivers customer securities as collateral to satisfy margin deposits of various exchanges. In the event the counterparty is unable to meet its contractual obligation to return customer securities delivered as collateral, the Company may be obligated to purchase the securities in order to return them to the owner. In such circumstances, the Company may incur a loss up to the amount by which the market value of the securities exceeds the value of the loan or other collateral received or in the possession or control of the Company.

         In the normal course of business, the Company, as general partner, is contingently liable for the obligations of various limited partnerships engaged primarily in securities investments and real estate activities. In the opinion of the Company, such liabilities, if any, for the obligations of the partnerships will not in the aggregate have a material adverse effect on the Company's consolidated financial position.

         The majority of the Company's transactions and, consequently, the concentration of its credit exposure is with customers, broker-dealers and other financial institutions in the United States. These activities primarily involve collateralized arrangements and may result in credit exposure in the event that the counterparty fails to meet its contractual obligations. The Company's exposure to credit risk can be directly impacted by volatile securities markets which may impair the ability of counterparties to satisfy their contractual obligations. The Company seeks to control its credit risk through a variety of reporting and control procedures, including establishing credit limits based upon a review of the counterparties' financial condition and credit ratings. The Company monitors collateral levels on a daily basis for compliance with regulatory and internal guidelines and requests changes in collateral levels as appropriate.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 12.  ESTIMATED FAIR VALUE OF DERIVATIVE INSTRUMENTS
- --------------------------------------------------------

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires the disclosure of information regarding derivative instruments, which include financial futures, options, and forward contracts.

         Derivative instruments held for trading purposes are reflected at fair value at April 30, 1996. The following table presents the fair value and average fair value (calculated using month end balances) of derivative financial instruments at and for the year ended April 30, 1996.

                                                                   Average
                                                      Fair          Fair
                                                      Value         Value
                                                    ----------------------
                                                        (In thousands)
Assets
Futures contracts                                   $  1,430      $   454
Options                                                4,015        1,758
Forward contracts                                        366        1,511

Liabilities
Futures contracts                                      3,943        1,706
Options                                                  337          250
Forward contracts                                        363        1,329


Trading and Investment Revenue for the year ended April 30, 1996, originated from the following:

                                                        (In thousands)
Equity Instruments - (including Convertible,
   and related Derivatives)                              $    118,484

Debt Instruments - (including U.S. Government,
   Government Agencies, Mortgage Backed,
   Money Market, Corporate and Municipal
   Debt, High Yield and related Derivatives)                   91,362
                                                        --------------

Total Trading and Investment Revenue                     $    209,846
                                                        ==============

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 13. NET CAPITAL REQUIREMENTS
- ---------------------------------

         As a registered broker-dealer and member firm of the New York Stock Exchange ("NYSE"), OPCO is subject to the Uniform Net Capital Rule. OPCO has elected to use the alternative method, permitted by the Uniform Net Capital Rule, which requires that OPCO maintain minimum net capital, as defined, equal to 2% of Aggregate Debit Items arising from customer transactions, as defined. The NYSE may require a member firm to reduce its business if its net capital is less than 4% of Aggregate Debit Items and may prohibit a member firm from expanding its business and declaring dividends if its net capital is less than 5% of Aggregate Debit Items.

         At April 30, 1996, OPCO's Net Capital under the Uniform Net Capital Rule was $211,300,000, and the amounts in excess of 2%, 4% and 5% of Aggregate Debit Items were $192,683,000, $174,066,000 and $164,758,000, respectively.

         As a Futures Commission Merchant regulated by the CFTC, OPCO is subject to the minimum capital requirements adopted and administered by the CFTC and by certain commodity exchanges in the United States and overseas. In the United
States, OPCO is required to maintain "adjusted net capital" equivalent to $250,000 or 4% of funds required to be segregated, as defined by CFTC, whichever is greater.

         OPCO is required to maintain net capital in accordance with the Uniform Net Capital Rule or CFTC Regulation 1.17, whichever is greater. At April 30, 1996, OPCO had a net capital requirement of $18,617,000.