Form 10-Q
period 1996-07-31
OPPENHEIMER CAPITAL L P /DE/
filed 1996-09-11
CIK 814562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X   EXCHANGE ACT OF 1934.
- ------
       For the quarterly period ended   July 31, 1996
                                      -----------------


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
- ------
       For the transition period from _______ to _______


                         Commission file number: 1-9597
                                                --------


                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                       13-3412614
- -------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                 10281
- -------------------------------------------             ------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         The issuer is a Limited Partnership. There were 15,363,753 Units of limited partnership interest outstanding at September 10, 1996.

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

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                  At July 31, 1996            At April 30, 1996
                                                               --------------------         --------------------
                                     ASSETS
Cash and short term investments                                   $             49             $             35

Investment in Oppenheimer Capital                                           26,116                       23,362

Distribution receivable (Note 3)                                             9,315                       11,950

10%  note due 2012 from Oppenheimer Equities, Inc.                          32,193                       32,193

Interest receivable                                                            538                          538

Other assets                                                                   130                          128

Goodwill, net                                                               41,241                       41,893
                                                               --------------------         --------------------
     TOTAL ASSETS                                                 $        109,582             $        110,099
                                                               ====================         ====================



                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                                  $         10,086             $         12,713
                                                               --------------------         --------------------
     TOTAL LIABILITIES                                                      10,086                       12,713
                                                               --------------------         --------------------

General partner's capital                                                    1,009                          987

Limited partners' capital;  15,362,920 and 15,255,070
 Units outstanding, respectively                                            98,487                       96,399
                                                               --------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                                99,496                       97,386
                                                               --------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                         $        109,582             $        110,099
                                                               ====================         ====================






   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                                                            Three Months Ended
                                                                                                 July 31,
                                                                                         ------------------------
                                                                                             1996        1995
                                                                                         -----------  -----------
REVENUES

Equity in earnings of Oppenheimer Capital                                                $  11,468     $  9,049

Interest                                                                                       812          813
                                                                                         -----------  -----------
     TOTAL REVENUES                                                                         12,280        9,862
                                                                                         -----------  -----------

EXPENSES

Amortization of goodwill                                                                       652          652

Other expenses (Note 4)                                                                         33           33
                                                                                         -----------  -----------
TOTAL EXPENSES                                                                                 685          685
                                                                                         -----------  -----------
NET INCOME                                                                               $  11,595     $  9,177
                                                                                         ===========  ===========
NET INCOME PER UNIT (NOTE 5)                                                             $    0.75     $   0.60
                                                                                         ===========  ===========
DISTRIBUTIONS DECLARED PER UNIT                                                          $    0.65     $   0.55
                                                                                         ===========  ===========
















   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                        Three Months Ended
                                                                                             July 31,
                                                                                  ------------------------------
                                                                                       1996            1995
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    11,595     $    9,177
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received in excess of equity in
    earnings of Oppenheimer Capital                                                        482            496
   Amortization of goodwill                                                                652            652
   (Increase) in other assets                                                               (2)            (3)
                                                                                  --------------  --------------
Net cash provided by operating activities                                               12,727         10,322
                                                                                  --------------  --------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                              (273)           (48)
                                                                                  --------------  --------------
Cash flows from financing activities Distributions to partners:
   General partner                                                                        (127)          (103)
   Limited partners                                                                    (12,586)       (10,217)
Issuance of limited partnership units on exercise of
   restricted options                                                                      273             48
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (12,440)       (10,272)
                                                                                  --------------  --------------
Net increase in cash and short term investments                                             14              2

Cash and short term investments at beginning of period                                      35             60
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $         49    $       62
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

New York City unincorporated business tax paid                                     $        35     $       36
                                                                                  =============   ==============










   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS


1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") holds a 67.48% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

        The  financial   statements  of  the  Partnership   should  be  read  in
conjunction  with  the  consolidated   financial  statements  of  the  Operating
Partnership.

        The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.      Basis of Presentation:

        The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1996 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.      Distribution Receivable:

        On July 31, 1996, the Operating Partnership declared distributions to its partners, of which $9,315,000 was paid to the Partnership on August 30, 1996.

4.      Other Expenses:

        Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal, state or local income taxes which are obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in 1998.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)

                                                                                    Three Months Ended
                                                                                         July 31,
                                                                                 ------------------------
                                                                                     1996        1995
                                                                                 -----------  -----------
Net Income                                                                       $  11,595    $   9,177

Less 1% applicable to the General Partner                                              116           92
                                                                                 -----------  -----------
Net income available to the Limited Partners                                     $  11,479    $   9,085
                                                                                 ===========  ===========

Weighted average number of units outstanding                                        15,363       15,235
                                                                                 ===========  ===========

Net income per unit                                                              $     .75    $     .60
                                                                                 ===========  ===========


                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)

                                                                At July 31, 1996              At April 30, 1996
                                                             --------------------          ---------------------
                                     ASSETS
Cash and short term investments                                $         20,248               $         21,019
Investment management fees receivable                                    42,186                         43,016
Investments in affiliated mutual funds and other
    sponsored investment products                                         4,679                          4,644
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,359 and $2,179                                     3,555                          3,515
Intangible assets, less accumulated amortization
    of $424 and $377                                                      1,651                          1,699
Other assets                                                              2,192                          2,445
                                                             --------------------          ---------------------
     TOTAL ASSETS                                              $         74,511               $         76,338
                                                             ====================          =====================


              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                     $          9,142               $         12,873
Accrued expenses and other liabilities                                    9,027                          7,168
Note payable                                                                400                            800
Deferred investment management fees                                       3,178                          2,870
Distribution payable to partners                                         13,803                         17,751
                                                             --------------------          ---------------------
     TOTAL LIABILITIES                                                   35,550                         41,462
                                                             --------------------          ---------------------
Minority interest                                                           261                            174

PARTNERS' CAPITAL                                                        38,700                         34,702
                                                             --------------------          ---------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                  $         74,511               $         76,338
                                                             ====================          =====================











The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                                            Three Months Ended
                                                                                                 July 31,
                                                                                         ------------------------
                                                                                             1996        1995
                                                                                         -----------  -----------
OPERATING REVENUES

Investment management fees                                                                $  39,434    $  34,553
Net distribution assistance and commission income                                             1,404        2,163
Interest and dividends                                                                          237          102
                                                                                         -----------  -----------
TOTAL OPERATING REVENUES                                                                     41,075       36,818
                                                                                         -----------  -----------

OPERATING EXPENSES

Compensation and benefits                                                                    17,610       16,379
Occupancy                                                                                     1,493        1,669
General and administrative                                                                    2,787        2,629
Promotional                                                                                   1,551        2,109
                                                                                         -----------  -----------
TOTAL OPERATING EXPENSES                                                                     23,441       22,786
                                                                                         -----------  -----------
OPERATING INCOME                                                                             17,634       14,032

Income taxes (Note 3)                                                                          (585)        (551)
                                                                                         -----------  -----------
INCOME BEFORE MINORITY INTEREST                                                              17,049       13,481

Minority interest                                                                               (56)         (32)
                                                                                         -----------  -----------
NET INCOME                                                                                $  16,993    $  13,449
                                                                                         ===========  ===========













The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                            Three Months Ended
                                                                                                 July 31,
                                                                                         ------------------------
                                                                                             1996        1995
                                                                                         -----------  -----------
Cash flows from operating activities
Net income                                                                                $  16,993    $  13,449
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                         535          371
   Depreciation and amortization                                                                230          241
   Minority interest, net of distributions                                                       87           49
   (Increase) decrease in investment management fees receivable                                 830       (2,991)
   (Increase) decrease in other assets                                                          381       (1,291)
   (Decrease) in accrued employee compensation and benefits                                  (3,731)        (616)
   Increase (decrease) in accrued expenses and other liabilities                              1,859       (1,339)
   Increase in deferred investment management fees                                              308          339
                                                                                         -----------  -----------
Net cash provided by operating activities                                                    17,492        8,212
                                                                                         -----------  -----------
Cash flows from investing activities
Purchases of fixed assets                                                                      (350)        (124)
Proceeds from sales of mutual fund shares and other investments                                   -          399
Purchases of mutual fund shares and other investments                                           (35)      (3,010)
                                                                                         -----------  -----------
Net cash (used in) investing activities                                                        (385)      (2,735)
                                                                                         -----------  -----------
Cash flows from financing activities
Net proceeds from bank loans                                                                      -        6,419
Payment of note payable                                                                        (400)        (400)
Distributions to partners:
   Oppenheimer Financial Corp.                                                               (5,801)      (4,737)
   Oppenheimer Capital, L.P.                                                                (11,950)      (9,545)
Contributions by Oppenheimer Capital, L.P.                                                      273           48
                                                                                         -----------  -----------
Net cash (used in) financing activities                                                     (17,878)      (8,215)
                                                                                         -----------  -----------
Net (decrease) in cash and short term investments                                              (771)      (2,738)

Cash and short term investments at beginning of period                                       21,019        9,214
                                                                                         -----------  -----------
Cash and short term investments at end of period                                          $  20,248    $   6,476
                                                                                         ===========  ===========
Supplemental disclosure of cash flow information:

Interest paid                                                                             $     38     $    233
                                                                                         ===========  ===========
New York City unincorporated business tax paid                                            $    661     $    422
                                                                                         ===========  ===========


The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.    Organization:

      Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.48% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.52% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.    Basis of Presentation:

      The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1996 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.    Income Taxes:

      The Operating Partnership is not subject to Federal, state or local income taxes. The Operating Partnership was subject to New York City unincorporated business tax of $585,000 for the three months ended July 31, 1996 and $551,000 for the three months ended July 31, 1995.

4.    Acquisitions of Businesses:

      In May, 1994, a subsidiary of the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for their pro rata portions of $500,000 and a $1,200,000 promissory note bearing interest at the prime rate. On each of May 1, 1995 and May 1, 1996, $400,000 was paid on the promissory note, with the remainder due on May 1, 1997. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA, other health care professionals and medical organizations.

      On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1,629,000 and renamed it Oppenheimer Capital Trust Company. This company offers collectively managed portfolios of specialized asset classes.

      On May  10,  1994,  the  Operating  Partnership  formed  Saratoga  Capital
Management, a joint venture, to provide asset allocation services to broker-dealers utilizing mutual funds managed by independent investment advisers and Opcap Advisors, an affiliated investment adviser.

5.    Prior Period Financial Information:

      Certain prior period financial information has been reclassified to conform with the current period's presentation.

                                 PART I, ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPPENHEIMER CAPITAL, L.P.

General

         The primary source of income for Oppenheimer Capital, L.P. ( the "Partnership") is its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32,193,000 par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities note").

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended July 31, 1996 and July 31, 1995 of $11,468,000 and $9,049,000, respectively. The increase in equity in earnings of the Operating Partnership is a result of higher operating income of the Operating Partnership.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended July 31, 1996 and July 31, 1995, New York City UBT totaled $33,000 and $33,000, respectively.

         Net income for the three months ended July 31, 1996 and July 31, 1995 amounted to $11,595,000 and $9,177,000, respectively, or $.75 per unit and $.60 per unit, respectively.

Income Taxes

         The Partnership is not subject to Federal, state or local income taxes which are the obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in 1998.

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

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three months ended July 31, 1996 and July 31, 1995, the Partnership declared distributions to Unitholders of $.65 per unit and $.55 per unit, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL

General

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of Opcap Advisors ("Advisors"), OCC Distributors ("Distributors"), Oppenheimer Capital Limited, AMA Investment Advisers, L.P. ("AMA Advisers"), Oppenheimer Capital Trust Company and Saratoga Capital Management.

         For the periods presented, the Operating Partnership's operations have been characterized by increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements with the Operating Partnership and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds and other commingled products have added to assets under management due to increased fund sales and market appreciation. The growth in assets under management has been tempered by the Operating Partnership's withdrawal from the low fee rate option management business in order to concentrate on businesses offering higher returns. For the periods presented, the option management business had no material effect on revenues or profitability. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. Revenues for all periods presented consist principally of investment management fees.

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership. The six equity funds involved continue to be managed by Advisors under a subadvisory contract with OFI, which allows the current portfolio management team to remain in place, and have been renamed the Oppenheimer Quest Value funds ("Quest funds"). The six fixed income funds have been merged into comparable funds managed by OFI.

         As shown below, the value of assets under management increased 14.7% to $40.4 billion at July 31, 1996 from $35.3 billion at July 31, 1995. The Operating Partnership continued to experience growth in its traditional business, the management of separate accounts for large financial institutions and high-net-worth individual investors, as well as its newer businesses, including mutual funds and wrap fee accounts.


                                                                                                                   Percent
                                                       At July 31, 1996          At July 31, 1995                 Increase
                                                   --------------------      --------------------         -----------------
Separate Account Management                              $     27,456              $     24,405                     12.5%

Wrap Fee                                                        3,674                     2,121                     73.2%

Mutual Funds & Other Commingled Products                        9,306                     7,205                     29.2%
                                                   --------------------      --------------------         -----------------

Subtotal                                                       40,436                    33,731                     19.9%

Option Management (1)                                               -                     1,529                      n/a
                                                   --------------------      --------------------         -----------------
    Total                                                $     40,436              $     35,260                     14.7%
                                                   ====================      ====================         =================



(1) Reflects withdrawal from the option management business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Revenues

         Total operating revenues increased 11.6% for the three months ended July 31, 1996 to $41,075,000 from $36,818,000 for the three months ended July 31, 1995. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 14.1% for the three months ended July 31, 1996 to $39,434,000 from $34,553,000 for the three months ended July 31, 1995 as average assets under management for the three months ended July 31, 1996 increased 21.9% to $41.1 billion from $33.7 billion for the three months ended July 31, 1995. In addition, investment management fees increased due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts and the withdrawal from the option management business, which had very low fee rates. Offsetting the above increase in part, the fee rate the Operating Partnership receives for subadvising the Quest funds was reduced compared to the previous advisory fee. Annual subadvisory fees related to the Quest funds are projected at $7.7 million annually, based on assets under management at July 31, 1996, down from the previous $15.7 million of annual fees for the twelve Quest for Value Funds at November 22, 1995. The loss in advisory fee revenue has been more than offset by the elimination of distribution expenses related to these funds. Assets in the six equity funds have increased 57.1% to $2.2 billion at July 31, 1996 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

         Net distribution assistance and commission income decreased 35.1% to $1,404,000 for the three months ended July 31, 1996 from $2,163,000 for the three months ended July 31, 1995. The decrease was primarily due to lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts, and reduced commission and distribution income as a result of the Quest sale. This decrease was offset in part by higher certificate of deposit commission income resulting from greater demand for funds by banks.

         Interest and dividend income increased to $237,000 for the three months ended July 31, 1996 from $102,000 for the three months ended July 31, 1995. This increase can be primarily attributed to the interest earned on proceeds received from the Quest sale.

Operating Expenses

         Total operating expenses increased 2.9% for the three months ended July 31, 1996 to $23,441,000 from $22,786,000 for the three months ended July 31, 1995.

         The Operating Partnership's most significant expense category is employee compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 7.5% for the three months ended July 31, 1996 to $17,610,000 from $16,379,000 for the three months ended July 31, 1995. Compensation and benefits expense increased due to additions to staff in the new businesses entered into during the past year and in the core investment management business. Compensation and benefits expense also increased due to staff salary increases. In addition, compensation and benefits increased as a result of higher incentive compensation accruals due to increased new business and higher operating profits. These increases were offset in part by significant staff reductions at Distributors, AMA Advisers, and in mutual fund accounting.

         Occupancy expenses decreased 10.5% for the three months ended July 31, 1996 to $1,493,000 from $1,669,000 for the three months ended July 31, 1995. This decrease was due to reduced rent expense as a result of the scale back of operations of AMA Advisers and to the adjustment of rent escalation accruals during the quarter ended July 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Expenses (Continued)

         General and administrative expenses increased 6.0% for the three months ended July 31, 1996 to $2,787,000 from $2,629,000 for the three months ended July 31, 1995. The increase in general and administrative expenses reflects the significant investment made by the Operating Partnership in computer equipment and software to support professional and administrative staff. This increase was offset in part by savings realized from the Quest sale and cost reductions at AMA Advisers.

         Promotional expenses decreased 26.5% for the three months ended July 31, 1996 to $1,551,000 from $2,109,000 for the three months ended July 31, 1995.
The decrease in promotional expenses was due primarily to a reduction in expenses incurred by Distributors as a result of the elimination of the open-end mutual fund distribution effort (the Quest sale), and the elimination of the retail operations of AMA Advisers.

Operating Income

         Operating income for the three months ended July 31, 1996 increased 25.7% to $17,634,000 from $14,032,000 for the three months ended July 31, 1995.
For the three months ended July 31, 1996, the operating profit margin expanded to 42.9% from 38.1% for the three months ended July 31, 1995 as operating revenues grew 11.6% while expenses increased only 2.9%.

Income Taxes

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $585,000 for the three months ended July 31, 1996 and $551,000 for the three months ended July 31, 1995.

Liquidity and Capital Resources

         The Operating Partnership has established a $20 million credit facility with a commercial bank to meet operating and financing needs. These funds have been used in the past to support increased management fees receivable, to expand its facilities to accommodate the growth of its business and to finance acquisitions.

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On July 31, 1996, the Operating Partnership declared a distribution to its partners of $13,803,000, payable on August 30, 1996.

Part II.  Other Information

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

                                              Oppenheimer Capital, L.P.
                                     By:        Oppenheimer Financial Corp.,
                                                  its General Partner



  Date: September 10, 1996    By:    /s/ Joseph M. La Motta
                                         Joseph M. La Motta
                                         Executive Vice President and Director
                                         of Oppenheimer Financial Corp.;
                                         Chairman and Chief Executive Officer
                                         of Oppenheimer Capital


                              By:    /s/ Sheldon M. Siegel
                                         Sheldon M. Siegel
                                         Managing Director and Chief Financial
                                         Officer of Oppenheimer Capital