Form 10-Q
period 1996-10-31
OPPENHEIMER CAPITAL L P /DE/
filed 1996-12-09
CIK 814562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X   EXCHANGE ACT OF 1934.
------
       For the quarterly period ended  October 31, 1996
                                      ------------------


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       The issuer is a Limited Partnership. There were 15,367,586 Units of limited partnership interest outstanding at December 9, 1996.

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

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                At October 31, 1996            At April 30, 1996
                                                             -----------------------         --------------------
                                     ASSETS
Cash and short-term investments                                $                55             $              35

Investment in Oppenheimer Capital                                           28,153                        23,362

Distribution receivable (Note 3)                                            10,890                        11,950

10% Note due 2012 from Oppenheimer Equities, Inc.                           32,193                        32,193

Interest receivable                                                            538                           538

Other assets                                                                   132                           128

Goodwill, net                                                               40,589                        41,893
                                                             -----------------------         --------------------
     TOTAL ASSETS                                              $           112,550             $         110,099
                                                             =======================         ====================



                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                               $            11,642             $          12,713
                                                             -----------------------         --------------------
     TOTAL LIABILITIES                                                      11,642                        12,713
                                                             -----------------------         --------------------

General partner's capital                                                    1,023                           987

Limited partners' capital;  15,367,586 and 15,255,070
  Units outstanding, respectively                                           99,885                        96,399
                                                             -----------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                               100,908                        97,386
                                                             -----------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                      $           112,550             $         110,099
                                                             =======================         ====================




   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                                Three Months Ended             Six Months Ended
                                                                   October 31,                    October 31,
                                                            -------------------------     -------------------------
                                                                1996          1995            1996          1995
                                                            -----------   -----------     -----------   -----------
REVENUES

Equity in earnings of Oppenheimer Capital                   $   12,495    $    9,715      $   23,963     $  18,764

Interest                                                           813           812           1,625         1,625
                                                            -----------   -----------     -----------   -----------
     TOTAL REVENUES                                             13,308        10,527          25,588        20,389
                                                            -----------   -----------     -----------   -----------

EXPENSES

Amortization of goodwill                                           652           652           1,304         1,304

Other expenses (Note 4)                                             34            34              67            67
                                                            -----------   -----------     -----------   -----------
TOTAL EXPENSES                                                     686           686           1,371         1,371
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $   12,622    $    9,841      $   24,217     $  19,018
                                                            ===========   ===========     ===========   ===========
NET INCOME PER UNIT (NOTE 5)                                $      .81    $      .64      $     1.56     $    1.24
                                                            ===========   ===========     ===========   ===========
DISTRIBUTIONS DECLARED PER UNIT                             $      .75    $     .625      $     1.40     $   1.175
                                                            ===========   ===========     ===========   ===========



















   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)


                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                  ------------------------------
                                                                                       1996            1995
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    24,217     $   19,018
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received in excess of (less than) equity in
    earnings of Oppenheimer Capital                                                     (2,698)        (1,563)
   Amortization of goodwill                                                              1,304          1,304
   (Increase) in other assets                                                               (4)           (25)
                                                                                  --------------  --------------
Net cash provided by operating activities                                               22,819         18,734
                                                                                  --------------  --------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                              (380)           (48)
                                                                                  --------------  --------------
Cash flows from financing activities Distributions to partners:
   General partner                                                                        (228)          (188)
   Limited partners                                                                    (22,571)       (18,596)
Issuance of limited partnership units on exercise of
   restricted options                                                                      380             48
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (22,419)       (18,736)
                                                                                  --------------  --------------
Net increase (decrease) in cash and short term investments                                  20            (50)

Cash and short term investments at beginning of period                                      35             60
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $        55      $      10
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

New York City unincorporated business tax paid                                     $        71      $      90
                                                                                  ==============  ==============







   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS



1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") holds a 67.49% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp., the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

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

3.      Distribution Receivable:

        On October 31, 1996, the Operating Partnership declared distributions to its partners, payable on November 29, 1996, of which $10.9 million was received by the Partnership.

4.      Other Expenses:

        Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal, state or local income taxes which are obligations of the individual partners. However, under current tax law, the Partnership will be taxable as a corporation beginning in 1998.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)


                                                         Three Months Ended            Six Months Ended
                                                            October 31,                   October 31,
                                                     -------------------------    -------------------------
                                                        1996          1995           1996          1995
                                                     -----------   -----------    -----------   -----------
Net Income                                           $   12,622     $   9,841      $  24,217     $  19,018

Less 1% applicable to the General Partner                   126            98            242           190
                                                     -----------   -----------    -----------   -----------
Net income available to the Limited Partners         $   12,496     $   9,743      $  23,975     $  18,828
                                                     ===========   ===========    ===========   ===========

Weighted average number of units outstanding             15,366        15,240         15,364        15,237
                                                     ===========   ===========    ===========   ===========

Net income per unit                                  $      .81     $     .64      $    1.56     $    1.24
                                                     ===========   ===========    ===========   ===========




                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                At October 31, 1996            At April 30, 1996
                                                             -----------------------         --------------------
                                     ASSETS
Cash and short-term investments                                $            24,931             $          21,019
Investment management fees receivable                                       46,477                        43,016
Investments in affiliated mutual funds and other
    sponsored investment products                                            3,706                         4,644
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,540 and $2,179                                        3,534                         3,515
Intangible assets, less accumulated amortization
    of $470 and $377                                                         1,605                         1,699
Other assets                                                                 3,209                         2,445
                                                             -----------------------         --------------------
     TOTAL ASSETS                                              $            83,462             $          76,338
                                                             =======================         ====================



              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                     $            13,585             $          12,873
Accrued expenses and other liabilities                                       7,684                         7,168
Note payable                                                                   400                           800
Deferred investment management fees                                          3,627                         2,870
Distribution payable to partners                                            16,135                        17,751
                                                             -----------------------         --------------------
     TOTAL LIABILITIES                                                      41,431                        41,462
                                                             -----------------------         --------------------
Minority interest                                                              318                           174

PARTNERS' CAPITAL                                                           41,713                        34,702
                                                             -----------------------         --------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                  $            83,462             $          76,338
                                                             =======================         ====================










The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                Three Months Ended             Six Months Ended
                                                                   October 31,                    October 31,
                                                            -------------------------     -------------------------
                                                                1996          1995            1996          1995
                                                            -----------   -----------     -----------   -----------
OPERATING REVENUES

Investment management fees                                  $   43,286    $   37,061      $   82,720     $  71,615
Net distribution assistance and commission income                1,243         2,174           2,647         4,339
Interest and dividends                                             268            80             505           179
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING REVENUES                                        44,797        39,315          85,872        76,133
                                                            -----------   -----------     -----------   -----------

OPERATING EXPENSES

Compensation and benefits                                      18,760         17,428          36,370        33,807
Occupancy                                                       1,650          1,745           3,143         3,414
General and administrative                                      3,338          2,952           6,125         5,581
Promotional                                                     1,708          2,022           3,259         4,131
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING EXPENSES                                       25,456         24,147          48,897        46,933
                                                            -----------   -----------     -----------   -----------
OPERATING INCOME                                               19,341         15,168          36,975        29,200

Income taxes (Note 3)                                            (770)          (682)         (1,355)       (1,233)
                                                            -----------   -----------     -----------   -----------
INCOME BEFORE MINORITY INTEREST                                18,571         14,486          35,620        27,967

Minority interest                                                 (57)           (51)           (113)          (83)
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $  18,514     $   14,435      $   35,507     $  27,884
                                                            ===========   ===========     ===========   ===========














The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                  ------------------------------
                                                                                       1996            1995
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    35,507     $   27,884
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                  1,062            759
   Depreciation and amortization                                                           462            472
   Minority interest, net of distributions                                                 144             67
(Increase) decrease in:
   Investment management fees receivable                                                (3,461)        (2,227)
   Other assets                                                                           (704)        (2,865)
Increase (decrease) in:
   Accrued employee compensation and benefits                                              712          3,063
   Accrued expenses and other liabilities                                                  516         (1,220)
   Deferred investment management fees                                                     757            599
                                                                                  --------------  --------------
Net cash provided by operating activities                                               34,995         26,532
                                                                                  --------------  --------------
Cash flows from investing activities
Purchases of fixed assets                                                                 (380)          (178)
Proceeds from sales of mutual fund shares and other investments                          1,934            399
Purchases of mutual fund shares and other investments                                   (1,063)        (3,025)
                                                                                  --------------  --------------
Net cash (used in) investing activities                                                    491         (2,804)
                                                                                  --------------  --------------
Cash flows from financing activities
Net proceeds from bank loans                                                                 -          1,005
Payment of note payable                                                                   (400)          (400)
Distributions to partners:
   Oppenheimer Financial Corp.                                                         (10,261)        (8,458)
   Oppenheimer Capital, L.P.                                                           (21,293)       (17,200)
Contributions by Oppenheimer Capital, L.P.                                                 380             48
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (31,574)       (25,005)
                                                                                  --------------  --------------
Net increase (decrease) in cash and short term investments                               3,912         (1,277)

Cash and short term investments at beginning of period                                  21,019          9,214
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $    24,931     $    7,937
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

Interest paid                                                                      $        54     $      492
                                                                                  ==============  ==============
New York City unincorporated business tax paid                                     $     1,452     $    1,060
                                                                                  ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization:

      Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.49% general partnership interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.51% general partnership interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

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

3.    Income Taxes:

      The Operating Partnership is not subject to Federal, state or local income taxes. The Operating Partnership was subject to New York City unincorporated business tax of $770,000 and $1.4 million, respectively, for the three months and six months ended October 31, 1996 and $682,000 and $1.2 million, respectively, for the three months and six months ended October 31, 1995.

4.    Acquisitions of Businesses:

      In May, 1994, a subsidiary of the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for their pro rata portions of $500,000 and a $1.2 million promissory note bearing interest at the prime rate. On each of May 1, 1995 and May 1, 1996, $400,000 was paid on the promissory note, with the remainder due on May 1, 1997. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA, other health care professionals and medical organizations.

      On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1.6 million and renamed it Oppenheimer Capital Trust Company. This company offers collectively-managed portfolios of specialized asset classes.

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

                                 PART I, ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPPENHEIMER CAPITAL, L.P.

General

         The primary source of income for Oppenheimer Capital, L.P. ( the "Partnership") is its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32.2 million par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities note").

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended October 31, 1996 and October 31, 1995 of $12.5 million and $9.7 million, respectively. For the six months ended October 31, 1996 and October 31, 1995, the Partnership recorded equity in earnings of the Operating Partnership of $24.0 million and $18.8 million, respectively.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended October 31, 1996 and October 31, 1995, New York City UBT totaled $34,000 and $34,000, respectively, and for the six months ended October 31, 1996 and October 31, 1995, New York City UBT totaled $67,000 and $67,000, respectively.

         Net income for the three months ended October 31, 1996 and October 31, 1995 amounted to $12.6 million and $9.8 million, respectively, or $.81 per unit and $.64 per unit, respectively. Net income for the six months ended October 31, 1996 and October 31, 1995 amounted to $24.2 million and $19.0 million, respectively, or $1.56 per unit and $1.24 per unit, respectively.

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

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and six months ended October 31, 1996, the Partnership declared distributions to Unitholders of $.75 per unit and $1.40 per unit, respectively. For the three and six months ended October 31, 1996, the Partnership declared distributions to Unitholders of $.625 per unit and $1.175 per unit, respectively.

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

         For the periods presented, the Operating Partnership's operations have been characterized by increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements with the Operating Partnership and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, retail accounts including wrap fee, mutual funds and other commingled products have added to assets under management due to increased sales and market appreciation. The growth in assets under management has been tempered by the Operating Partnership's withdrawal from the low fee rate option management business in order to concentrate on businesses offering higher returns. For the periods presented, the option management business had no material effect on revenues or profitability. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. Revenues for all periods presented consist principally of investment management fees.

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

         As shown below, the value of assets under management increased 24.5% to $45.8 billion at October 31, 1996 from $36.8 billion at October 31, 1995. The Operating Partnership continued to experience growth in its traditional business, the management of separate accounts for large financial institutions and high-net-worth individual investors, as well as its retail businesses, including mutual funds and wrap fee accounts.


                                                                                                                Percent
                                                      At October 31, 1996       At October 31, 1995            Increase
                                                    ----------------------    ----------------------      --------------
Separate Account Management                            $          30,771          $         25,492               20.7%

Wrap Fee                                                           4,603                     2,385               93.0%

Mutual Funds & Other Commingled Products                          10,398                     7,437               39.8%
                                                    ----------------------    ----------------------      --------------

Subtotal                                                          45,772                    35,314               29.6%

Option Management (1)                                                 -                      1,436                 n/a
                                                    ----------------------    ----------------------      --------------
    Total                                              $          45,772          $         36,750               24.5%
                                                    ======================    ======================      ==============



(1)      Reflects withdrawal from the option management business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Revenues

         Total operating revenues increased 13.9% for the three months ended October 31, 1996 to $44.8 million from $39.3 million for the three months ended October 31, 1995 and increased 12.8% for the six months ended October 31, 1996 to $85.9 million from $76.1 million for the six months ended October 31, 1995. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 16.8% for the three months ended October 31, 1996 to $43.3 million from $37.1 million for the three months ended October 31, 1995 as average assets under management for the three months ended October 31, 1996 increased 18.8% to $43.2 billion from $36.4 billion for the three months ended October 31, 1995. Investment management fees increased 15.5% for the six months ended October 31, 1996 to $82.7 million from $71.6 million for the six months ended October 31, 1995 as average assets under management for the six months ended October 31, 1996 increased 21.1% to $42.4 billion from $35.0 billion for the six months ended October 31, 1995. In addition, investment management fees increased due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts and the withdrawal from the option management business, which had very low fee rates. Offsetting the above increase in part, the fee rate the Operating Partnership receives for subadvising the Quest funds was reduced compared to the previous advisory fee. Annual subadvisory fees related to the Quest funds are projected at $9.3 million annually, based on assets under management at October 31, 1996, down from the previous $15.7 million of annual fees for the twelve Quest for Value Funds at November 22, 1995. The loss in advisory fee revenue has been more than offset by the elimination of distribution expenses related to these funds. Assets in the six equity funds have more than doubled to $3.1 billion at November 29, 1996 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

         Net distribution assistance and commission income decreased 42.8% to $1.2 million for the three months ended October 31, 1996 from $2.2 million for the three months ended October 31, 1995, and decreased 39.0% to $2.6 million for the six months ended October 31, 1996 from $4.3 million for the six months ended October 31, 1995. These decreases were primarily due to lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts, and reduced commission and distribution income as a result of the Quest sale. These decreases were offset in part by higher certificate of deposit commission income resulting from greater demand for funds by banks.

         Interest and dividend income increased to $268,000 and $505,000 for the three months and six months ended October 31, 1996, respectively, from $80,000 and $179,000 for the three and six months ended October 31, 1995, respectively. These increases can be primarily attributed to the interest earned on proceeds received from the Quest sale.

Operating Expenses

         Total expenses increased 5.4% for the three months ended October 31, 1996 to $25.5 million from $24.1 million for the three months ended October 31, 1995 and increased 4.2% for the six months ended October 31, 1996 to $48.9 million from $46.9 million for the six months ended October 31, 1995.

         The Operating Partnership's most significant category of expense is employee compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 7.6% for the three months ended October 31, 1996 to $18.8 million from $17.4 million for the three months ended October 31, 1995 and increased 7.6% for the six months ended October 31, 1996 to $36.4 million from $33.8 million for the six months ended October 31, 1995. Compensation and benefits expense increased due to additions to staff in the expanding retail and separate account management businesses. Compensation and benefits expense also increased due to staff salary increases. In addition, compensation and benefits increased as a result of higher incentive compensation accruals due to increased new

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Expenses (Continued)

business and higher operating profits. These increases were offset in part by significant staff reductions at Distributors, AMA Advisers, and in mutual fund accounting.

         Occupancy expenses decreased 5.4% for the three months ended October 31, 1996 to $1.7 million from the three months ended October 31, 1995 and decreased 7.9% for the six months ended October 31, 1996 to $3.1 million from $3.4 million for the six months ended October 31, 1995. These decreases were due to reduced rent expense as a result of the scale back of operations of AMA Advisers. Additionally, adjustments to rent escalation accruals were made during the quarter ended July 31, 1996.

         General and administrative expenses increased 13.1% for the three months ended October 31, 1996 to $3.3 million from $3.0 million for the three months ended October 31, 1995. For the six months ended October 31, 1996, general and administrative expenses increased 9.7% to $6.1 million from $5.6 million for the six months ended October 31, 1995. For both the three and six months ended October 31, 1996, the increase in general and administrative expenses reflects the significant investment made by the Operating Partnership in computer equipment and software to support professional and administrative staff. These increases were offset in part by savings realized from the Quest sale and cost reductions at AMA Advisers.

         Promotional expenses decreased 15.5% for the three months ended October 31, 1996 to $1.7 million from $2.0 million for the three months ended October 31, 1995 and decreased 21.1% for the six months ended October 31, 1996 to $3.3 million from $4.1 million for the six months ended October 31, 1995. The decrease in promotional expenses was due primarily to a reduction in expenses incurred by Distributors as a result of the elimination of the open-end mutual fund distribution effort (the Quest sale), and the elimination of the retail operations of AMA Advisers.

Operating Income

         Operating income for the three months ended October 31, 1996 increased 27.5% to $19.3 million from $15.2 million for the three months ended October 31, 1995 and increased 26.6% for the six months ended October 31, 1996 to $37.0 million from $29.2 million for the six months ended October 31, 1995. For the three months ended October 31, 1996, the operating profit margin expanded to 43.2% from 38.6% for the three months ended October 31, 1996 as operating revenues grew 13.9% while expenses increased only 5.4%. For the six months ended October 31, 1996, the operating profit margin expanded to 43.1% from 38.4% for the six months ended October 31, 1996 as operating revenues grew 12.8% while expenses increased only 4.2%.

Income Taxes

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $770,000 and $1.4 million, respectively, for the three months and six months ended October 31, 1996 and $682,000 and $1.2 million, respectively, for the three months and six months ended October 31, 1995.

Liquidity and Capital Resources

         The Operating Partnership's business is not capital intensive and its working capital requirements are generally modest. To the extent that additional funds are required by the Operating Partnership (e.g., to support increased management fees receivable or to expand its facilities to accommodate the growth of its businesses), the Operating Partnership currently intends to borrow from affiliated or non-affiliated parties. The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On October 31, 1996, the Operating Partnership declared a distribution to its partners of $16.1 million, payable on November 29, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Liquidity and Capital Resources (Continued)

         In December 1996, the Operating Partnership will receive an additional purchase price payment of $3.4 million from OFI related to the Quest sale. The Operating Partnership will record a gain, before New York City UBT and minority interest, of approximately $2.0 million.


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

                                              Oppenheimer Capital, L.P.
                                     By:        Oppenheimer Financial Corp.,
                                                  its General Partner



  Date: December 9, 1996      By:    /s/ Joseph M. La Motta
                                     -----------------------
                                         Joseph M. La Motta
                                         Executive Vice President and Director
                                         of Oppenheimer Financial Corp.;
                                         Chairman and Chief Executive Officer
                                         of Oppenheimer Capital


                              By:    /s/ Sheldon M. Siegel
                                     -----------------------
                                         Sheldon M. Siegel
                                         Managing Director and Chief Financial
                                         Officer of Oppenheimer Capital