Form 10-Q
period 1997-01-31
OPPENHEIMER CAPITAL L P /DE/
filed 1997-03-17
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     X    EXCHANGE ACT OF 1934.
  ------
          For the quarterly period ended  January 31, 1997
                                         ------------------

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
  ------
          For the transition period from ________ to ________


                         Commission file number: 1-9597
                                                --------


                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        13-3412614
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


OPPENHEIMER TOWER
WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                  10281
-------------------------------------------             --------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       The issuer is a Limited Partnership. There were 15,367,586 Units of limited partnership interest outstanding at March 12, 1997.

                            OPPENHEIMER CAPITAL, L.P.

                                      INDEX



                                                                         PAGE

PART I -          FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF FINANCIAL CONDITION                        3

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF INCOME                                     4

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF CASH FLOWS                                 5

                  OPPENHEIMER CAPITAL, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS                        6

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION           8

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF INCOME                        9

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF CASH FLOWS                   10

                  OPPENHEIMER CAPITAL
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          11


      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     13


PART II -         OTHER INFORMATION                                       19


                  SIGNATURES                                              20

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)



                                                                   January 31, 1997               April 30, 1996
                                                             -----------------------         --------------------
                                     ASSETS
Cash and short term investments                                $                72             $             35

Investment in Oppenheimer Capital                                           29,912                       23,362

Distribution receivable (Note 3)                                            14,005                       11,950

10% Note due 2012 from Oppenheimer Equities, Inc.                           32,193                       32,193

Interest receivable                                                            547                          538

Other assets                                                                   134                          128

Goodwill, net                                                               39,936                       41,893
                                                             -----------------------         --------------------
     TOTAL ASSETS                                              $           116,799             $        110,099
                                                             =======================         ====================



                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                               $            14,747             $         12,713
                                                             -----------------------         --------------------
     TOTAL LIABILITIES                                                      14,747                       12,713
                                                             -----------------------         --------------------

General partner's capital                                                    1,034                          987

Limited partners' capital;  15,367,586 and 15,255,070
  Units outstanding, respectively                                          101,018                       96,399
                                                             -----------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                               102,052                       97,386
                                                             -----------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                      $           116,799             $        110,099
                                                             =======================         ====================






   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                                Three Months Ended            Nine Months Ended
                                                                   January 31,                   January 31,
                                                            -------------------------     -------------------------
                                                                1997          1996            1997          1996
                                                            -----------   -----------     -----------   -----------
REVENUES

Equity in earnings of Oppenheimer Capital:

   Operating earnings                                       $   13,584    $   10,776      $   37,547    $   29,540

   Gain on Quest sale (Note 6)                                   1,800        17,734           1,800        17,734
                                                            -----------   -----------     -----------   -----------
     Total equity in earnings of Oppenheimer Capital            15,384        28,510          39,347        47,274

Interest                                                           812           812           2,437         2,437
                                                            -----------   -----------     -----------   -----------
     TOTAL REVENUES                                             16,196        29,322          41,784        49,711
                                                            -----------   -----------     -----------   -----------

EXPENSES

Amortization of goodwill                                           652           652           1,956         1,956

Other expenses (Note 4)                                             33            33             100           100
                                                            -----------   -----------     -----------   -----------
TOTAL EXPENSES                                                     685           685           2,056         2,056
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $   15,511    $   28,637      $   39,728    $   47,655
                                                            ===========   ===========     ===========   ===========
NET INCOME PER UNIT (NOTES 5 AND 6)                         $     1.00    $     1.86      $     2.56    $     3.10
                                                            ===========   ===========     ===========   ===========
DISTRIBUTIONS DECLARED PER UNIT                             $      .95    $    1.175      $     2.35    $     2.35
                                                            ===========   ===========     ===========   ===========















   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                         Nine Months Ended
                                                                                            January 31,
                                                                                  ------------------------------
                                                                                       1997            1996
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    39,728     $    47,655
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received (less than) equity in earnings of
    Oppenheimer Capital                                                                 (7,192)        (21,197)
   Amortization of goodwill                                                              1,956           1,956
   (Increase) in interest receivable                                                        (9)             (9)
   (Increase) in other assets                                                               (6)            (17)
                                                                                  --------------  --------------
Net cash provided by operating activities                                               34,477          28,388
                                                                                  --------------  --------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                              (380)           (300)
                                                                                  --------------  --------------
Cash flows from financing activities Distributions to partners:
   General partner                                                                        (344)           (284)
   Limited partners                                                                    (34,096)        (28,123)
Issuance of limited partnership units on exercise of
   restricted options                                                                      380             300
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (34,060)        (28,107)
                                                                                  --------------  --------------
Net increase (decrease) in cash and short term investments                                  37             (19)

Cash and short term investments at beginning of period                                      35              60
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $        72     $        41
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

New York City unincorporated business tax paid                                     $       106     $       117
                                                                                  ==============  ==============










   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS



1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") holds a 67.49% general partnership interest in Oppenheimer Capital (the "Operating Partnership"), a general partnership. The Partnership (through the Operating Partnership) engages in the investment management business. The limited partners and Oppenheimer Financial Corp. ("Opfin"), the Partnership's general partner (the "General Partner"), hold a 99% interest and 1% interest, respectively, in the Partnership.

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

3.      Distribution Receivable:

        On January 31, 1997, the Operating Partnership declared a distribution to its partners, payable on February 28, 1997, of which $14.0 million was received by the Partnership.

4.      Other Expenses:

        Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not otherwise subject to Federal, state or local income taxes which are instead obligations of the individual partners. However, under current tax law the Partnership will be taxable as a corporation beginning in 1998.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)

                                                         Three Months Ended            Nine Months Ended
                                                             January 31,                  January 31,
                                                     -------------------------    -------------------------
                                                         1997          1996           1997          1996
                                                     -----------   -----------    -----------   -----------
Net Income                                           $   15,511    $   28,637     $   39,728    $   47,655

Less 1% applicable to the General Partner                   155           286            397           477
                                                     -----------   -----------    -----------   -----------
Net income available to the Limited Partners         $   15,356    $   28,351     $   39,331    $   47,178
                                                     ===========   ===========    ===========   ===========

Weighted average number of units outstanding             15,368        15,247         15,365        15,241
                                                     ===========   ===========    ===========   ===========

Net income per unit                                  $     1.00    $     1.86     $     2.56    $     3.10
                                                     ===========   ===========    ===========   ===========



6.      Gain on Quest Sale

        Included in "Equity in earnings of Oppenheimer Capital" for the three and nine months ended January 31, 1997 and 1996 are gains resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OppenheimerFunds, Inc., which is unrelated to the Operating Partnership. The Partnership recorded a gain for its share of the gain on the sale of $17.7 million, or $1.15 per unit during the three month period ended January 31, 1996 related to the Initial Purchase Price Payment. During the three months ended January 31, 1997, the Partnership recorded a gain of $1.8 million, or $.12 per unit, as a result of a Deferred Purchase Payment based on the assets of the six merged fixed income funds remaining at stated levels and the final payment of expenses related to the Quest sale.

7.      PIMCO Advisors

        On  February  13,  1997,   Oppenheimer   Group,  Inc.  ("OGI")  and  its
subsidiary, Opfin, entered into a definitive agreement for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire Opfin's 32.51% managing general partner interest in the Operating Partnership, Opfin's 1% general partner interests in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including consents from certain lenders, approval from regulatory authorities including the Internal Revenue Service and consents of certain clients, which are expected to take up to six months to obtain.

        Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)

                                                                January 31, 1997                 April 30, 1996
                                                             ---------------------          ---------------------

                                     ASSETS
Cash and short term investments                               $           27,394             $           21,019
Investment management fees receivable                                     50,896                         43,016
Investments in affiliated mutual funds and other
    sponsored investment products                                          4,989                          4,644
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,726 and $2,179                                      3,533                          3,515
Intangible assets, less accumulated amortization
    of $518 and $377                                                       1,558                          1,699
Other assets (Note 6)                                                      3,242                          2,445
                                                             ---------------------          ---------------------
     TOTAL ASSETS                                             $           91,612             $           76,338
                                                             =====================          =====================


              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                    $           14,553             $           12,873
Accrued expenses and other liabilities                                     7,065                          7,168
Note payable                                                                 400                            800
Deferred investment management fees                                        4,136                          2,870
Distribution payable to partners                                          20,751                         17,751
                                                             ---------------------          ---------------------
     TOTAL LIABILITIES                                                    46,905                         41,462
                                                             ---------------------          ---------------------
Minority interest                                                            388                            174

PARTNERS' CAPITAL                                                         44,319                         34,702
                                                             ---------------------          ---------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                 $           91,612             $           76,338
                                                             =====================          =====================












The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                Three Months Ended            Nine Months Ended
                                                                   January 31,                   January 31,
                                                            -------------------------     -------------------------
                                                                1997         1996             1997          1996
                                                            -----------   -----------     -----------   -----------
OPERATING REVENUES

Investment management fees                                  $   46,775    $   39,223      $  129,494    $  110,839
Net distribution assistance and commission income                  950           921           3,597         5,260
Interest and dividends                                             357           419             862           597
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING REVENUES                                        48,082        40,563         133,953       116,696
                                                            -----------   -----------     -----------   -----------

OPERATING EXPENSES

Compensation and benefits                                       20,685        17,290          57,055        51,097
Occupancy                                                        1,704         1,704           4,847         5,118
General and administrative                                       3,167         3,291           9,292         8,872
Promotional                                                      1,461         1,468           4,720         5,599
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING EXPENSES                                        27,017        23,753          75,914        70,686
                                                            -----------   -----------     -----------   -----------
OPERATING INCOME                                                21,065        16,810          58,039        46,010

Gain on Quest sale (Note 8)                                      2,806        27,725           2,806        27,725
                                                            -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES AND
    MINORITY INTEREST                                           23,871        44,535          60,845        73,735

Income taxes (Note 3)                                             (998)       (1,860)         (2,352)       (3,093)
                                                            -----------   -----------     -----------   -----------
INCOME BEFORE MINORITY INTEREST                                 22,873        42,675          58,493        70,642

Minority interest                                                  (79)         (315)           (192)         (398)
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $   22,794    $   42,360      $   58,301    $   70,244
                                                            ===========   ===========     ===========   ===========









The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                           Nine Months Ended
                                                                                              January 31,
                                                                                    ------------------------------
                                                                                         1997             1996
                                                                                    -------------    -------------
Cash flows from operating activities
Net income                                                                           $    58,301      $    70,244
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                    1,626            1,165
   Depreciation and amortization                                                             711              736
   Minority interest, net of distributions                                                   214              382
(Increase) decrease in:
   Investment management fees receivable                                                  (7,880)          (7,275)
   Other assets                                                                             (821)           2,795
Increase (decrease) in:
   Accrued employee compensation and benefits                                              1,680            1,307
   Accrued expenses and other liabilities                                                   (103)            (702)
   Deferred investment management fees                                                     1,266            1,088
                                                                                    -------------    -------------
Net cash provided by operating activities                                                 54,994           69,740
                                                                                    -------------    -------------
Cash flows from investing activities
Purchases of fixed assets                                                                   (565)            (232)
Proceeds from sales of mutual fund shares and other investments                            1,934            2,817
Purchases of mutual fund shares and other investments                                     (2,279)          (5,891)
                                                                                    -------------    -------------
Net cash (used in) investing activities                                                     (910)          (3,306)
                                                                                    -------------    -------------
Cash flows from financing activities
Net (repayments of) bank loans                                                                 -           (9,182)
Payment of note payable                                                                     (400)            (400)
Distributions to partners:
   Oppenheimer Financial Corp.                                                           (15,534)         (12,771)
   Oppenheimer Capital, L.P.                                                             (32,155)         (26,075)
Contributions by Oppenheimer Capital, L.P.                                                   380              300
                                                                                     ------------    -------------
Net cash (used in) financing activities                                                  (47,709)         (48,128)
                                                                                     ------------    -------------
Net increase in cash and short term investments                                            6,375           18,306

Cash and short term investments at beginning of period                                    21,019            9,214
                                                                                     ------------    -------------
Cash and short term investments at end of period                                     $    27,394      $    27,520
                                                                                     ============    =============
Supplemental disclosure of cash flow information:

Interest paid                                                                        $        87      $       609
                                                                                     ============    =============
New York City unincorporated business taxes paid                                     $     2,402      $     3,025
                                                                                     ============    =============


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

3.    Income Taxes:

      The Operating Partnership is not generally subject to Federal, state or local income taxes. The Operating Partnership, however, was subject to New York City unincorporated business tax of $1.0 million and $2.4 million, respectively, for the three months and nine months ended January 31, 1997 and $1.9 million and $3.1 million, respectively, for the three months and nine months ended January 31, 1996.

4.    Acquisitions of Businesses:

      In May, 1994, a subsidiary of the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc. and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1.0% partnership interest, respectively, for their pro rata portions of $500,000 in cash and a $1.2 million promissory note bearing interest at the prime rate. On each of May 1, 1995 and May 1, 1996, $400,000 was paid on the promissory note, with the remainder due on May 1, 1997. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA, other health care professionals and medical organizations. (See page 17)

      On May 1, 1994, the Operating Partnership acquired Liberty Street Trust Company from Oppenheimer Holdings, Inc., an affiliate, for its net book value of approximately $1.6 million and renamed it Oppenheimer Capital Trust Company. This company offers collectively-managed portfolios of specialized asset classes.

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

                               OPPENHEIMER CAPITAL

6.    Gain on Quest Sale

      On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership, for an Initial Purchase Price Payment of $41.7 million. In December, 1996, a Deferred Purchase Price Payment of $3.8 million was received by the Operating Partnership as a result of the assets of the six merged fixed income funds being at stated levels. The gains on the sale, shown separately from operating income on the statements of income, amounted to $2.8 million for the three and nine month periods ended January 31, 1997 and $27.7 million for the three and nine month periods ended January 31, 1996.

7.    PIMCO Advisors

      On  February  13,  1997,   Oppenheimer   Group,  Inc.  ("OGI")  and  its
subsidiary, Opfin, entered into a definitive agreement for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire Opfin's 32.51% managing general partner interest in the Operating Partnership, Opfin's 1% general partner interests in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including consents from certain lenders, approval from regulatory authorities including the Internal Revenue Service and consents of certain clients, which are expected to take up to six months to obtain.

      Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

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

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended January 31, 1997 and January 31, 1996 of $15.4 million and $28.5 million, respectively. For the nine months ended January 31, 1997 and January 31, 1996, the Partnership recorded equity in earnings of the Operating Partnership of $39.3 million and $47.3 million, respectively. Equity in earnings of the Operating Partnership decreased for both the three and nine month periods due to the gain recognized by the Operating Partnership on the sale in November 1995 of the Quest for Value investment advisory and other contracts and business relationships (the "Quest sale") to OppenheimerFunds, Inc. ("OFI"), an unrelated third party, and the decrease was offset in part by the higher operating income of the Operating Partnership for both the three and nine month periods. Equity in earnings of the Operating Partnership for both the three and nine months ended January 31, 1997 included $1.8 million related to the Quest sale. Equity in earnings of the Operating Partnership for both the three and nine months ended January 31, 1996 included $17.7 million related to the Quest sale.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended January 31, 1997 and January 31, 1996, the Partnership's New York City UBT totaled $33,000 and $33,000, respectively, and for the nine months ended January 31, 1997 and January 31, 1996, New York City UBT totaled $100,000 and $100,000, respectively.

         Net income for the three months ended January 31, 1997 and January 31, 1996 amounted to $15.5 million and $28.6 million, respectively, or $1.00 per unit and $1.86 per unit, respectively. Net income for the nine months ended January 31, 1997 and January 31, 1996 amounted to $39.7 million and $47.7 million, respectively, or $2.56 per unit and $3.10 per unit, respectively. For both the three and nine months ended January 31, 1997, the gain on the Quest sale represented net income of $1.8 million, or $.12 per unit. For both the three and nine months ended January 31, 1996, the gain on the Quest sale represented net income of $17.7 million, or $1.15 per unit.

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

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and nine months ended January 31, 1997, the Partnership declared distributions to Unitholders of $0.95 per unit and $2.35 per unit, respectively. The $0.95 per unit distribution declared during the three months ended January 31, 1997 was comprised of a $0.85 regular quarterly distribution and a $0.10 special distribution resulting from the Deferred Purchase Payment received on the Quest sale. For the three and nine months ended January 31, 1996, the Partnership declared distributions to Unitholders of $1.175 per unit and $2.35 per unit, respectively. The $1.175 per unit distribution declared during the three months ended January 31, 1996 was comprised of a $0.625 regular quarterly distribution and a $0.55 special distribution resulting from the Initial Purchase Price Payment received on the Quest sale.

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

         For the periods presented, the Operating Partnership's operations have been characterized by increases in assets under management. This growth has been from three principal sources. First, new clients have entered into investment management agreements with the Operating Partnership and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, retail accounts including wrap fee, mutual funds and other commingled products have added to assets under management due to increased sales and market appreciation. The growth in assets under management has been tempered by the Operating Partnership's withdrawal from the low fee rate option management business in order to concentrate on businesses offering higher returns. For the periods presented, the option management business had no material effect on revenues or profitability. Revenues for all periods presented consist principally of investment management fees.

         As shown below, the value of assets under management increased 30.2% to $50.6 billion at January 31, 1997 from $38.8 billion at January 31, 1996. The Operating Partnership continued to experience growth in its traditional business, the management of separate accounts for large financial institutions and high-net-worth individual investors, as well as its retail businesses, including mutual funds and wrap fee accounts.

                                                                                                                Percent
                                                      At January 31, 1997       At January 31, 1996            Increase
                                                    -----------------------   -----------------------     ---------------
Separate Account Management                            $          33,260         $          27,641                20.3%

Wrap Fee                                                           5,419                     2,960                83.1%

Mutual Funds & Other Commingled Products                          11,911                     8,144                46.3%
                                                    -----------------------   -----------------------     ---------------

Subtotal                                                          50,590                    38,745                30.6%

Option Management (1)                                                  -                       100                 n/a
                                                    -----------------------   -----------------------     ---------------
    Total                                              $          50,590         $          38,845                30.2%
                                                    =======================   =======================     ===============

(1)  Reflects withdrawal from the option management business.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Gain on Quest Sale

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership, for an Initial Purchase Price Payment of $41.7 million. In December, 1996, a Deferred Purchase Price Payment of $3.8 million was received by the Operating Partnership as a result of the assets of the six merged fixed income funds being at stated levels. The gains on the sale, shown separately from operating income on the statements of income, amounted to $2.8 million for the three and nine month periods ended January 31, 1997 and $27.7 million for the three and nine month periods ended January 31, 1996.

         The net proceeds from the Quest sale were used to pay special distributions to partners, eliminate bank borrowings, and to fund the working capital needs of the Operating Partnership.

Operating Revenues

         Total operating revenues increased 18.5% for the three months ended January 31, 1997 to $48.1 million from $40.6 million for the three months ended January 31, 1996 and increased 14.8% for the nine months ended January 31, 1997 to $134.0 million from $116.7 million for the nine months ended January 31, 1996. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 19.3% for the three months ended January 31, 1997 to $46.8 million from $39.2 million for the three months ended January 31, 1996 as average assets under management for the three months ended January 31, 1997 increased 29.0% to $48.2 billion from $37.3 billion for the three months ended January 31, 1996. Investment management fees increased 16.8% for the nine months ended January 31, 1997 to $129.5 million from $110.8 million for the nine months ended January 31, 1996 as average assets under management for the nine months ended January 31, 1997 increased 24.1% to $44.4 billion from $35.8 billion for the nine months ended January 31, 1996.

         Investment management fee revenue grew less than assets under management due to the lower subadvisory fee rates earned on the Oppenheimer Quest funds than the advisory fee prior to the Quest sale. However, these lower fee rates were more than offset by asset growth for these funds and the elimination of mutual fund distribution expenses. Annual subadvisory fees related to the Quest funds are projected at $11.4 million annually, based on assets under management at January 31, 1997, down from the previous $15.7 million of annual fees for the twelve Quest for Value Funds at November 22, 1995. Assets in the six equity funds have more than doubled to $3.8 billion at February 24, 1997 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation. The above decrease was offset in part by investment management fees increasing due to higher fee realizations resulting from a shift in the asset mix toward higher effective fee rate businesses, including mutual funds, variable annuities and wrap fee accounts and the withdrawal from the option management business, which had very low fee rates.

         Net distribution assistance and commission income increased 3.1% to $1.0 million for the three months ended January 31, 1997 from $921,000 for the three months ended January 31, 1996, and decreased 31.6% to $3.6 million for the nine months ended January 31, 1997 from $5.3 million for the nine months ended January 31, 1996. The decrease in the nine month comparison is primarily due to lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts, and reduced commission and distribution income as a result of the Quest sale. These decreases were offset in part by higher certificate of deposit commission income resulting from greater demand for funds by banks.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Revenues (continued)

         Interest and dividend income decreased to $357,000 for the three months ended January 31, 1997 from $419,000 for the three months ended January 31, 1996 and increased to $862,000 for the nine months ended January 31, 1997 from $597,000 for the nine months ended January 31, 1996. The increase in interest and dividend income for the current nine month period as compared to the prior year period can be primarily attributed to the higher average daily cash balances during the current year period as a result of the retention of part of the proceeds from the Quest sale on November 22, 1995.

Operating Expenses

         Total expenses increased 13.7% for the three months ended January 31, 1997 to $27.0 million from $23.8 million for the three months ended January 31, 1996 and increased 7.4% for the nine months ended January 31, 1997 to $75.9 million from $70.7 million for the nine months ended January 31, 1996.

         The Operating Partnership's most significant category of expense is employee compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 19.6% for the three months ended January 31, 1997 to $20.7 million from $17.3 million for the three months ended January 31, 1996 and increased 11.7% for the nine months ended January 31, 1997 to $57.1 million from $51.1 million for the nine months ended January 31, 1996. Compensation and benefits increased primarily as a result of higher incentive compensation accruals due to increased new business and higher operating profits. In addition, compensation and benefits expense increased due to additions to staff in the expanding retail and separate account management businesses. These increases were offset in part by significant staff reductions at Distributors, AMA Advisers, and in mutual fund accounting. Current staffing levels have decreased 17.2% to 351 from a high of 424 prior to the Quest sale.

         Occupancy expenses remained consistent for the three months ended January 31, 1997 at $1.7 million as compared to $1.7 million for the three months ended January 31, 1996 and decreased 5.3% for the nine months ended January 31, 1997 to $4.8 million from $5.1 million for the nine months ended January 31, 1996. The decrease for the nine month comparison reflects reduced rent expense as a result of the termination of leases for AMA Advisers. Additionally, adjustments to rent escalation accruals were made during the nine months ended January 31, 1997.

         General and administrative expenses decreased 3.8% for the three months ended January 31, 1997 to $3.2 million from $3.3 million for the three months ended January 31, 1996. For the nine months ended January 31, 1997, general and administrative expenses increased 4.7% to $9.3 million from $8.9 million for the nine months ended January 31, 1996. The 3.8% decline in the current quarter is primarily due to reduced costs as a result of the Quest sale and cost reductions of AMA Advisers. As a result of the Quest sale in November 1995, the Operating Partnership was able to eliminate all of its outstanding bank loans and the related interest expense. The 4.7% increase in the nine month comparison is the result of costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff, and higher professional services expenses due to the expansion of the Operating Partnership's business, and was offset in part by cost savings realized from the Quest sale and cost reductions at AMA Advisers.

         Promotional expenses remained consistent for the three months ended January 31, 1997 at $1.5 million as compared to $1.5 million for the three months ended January 31, 1996 and decreased 15.7% for the nine months ended January 31, 1997 to $4.7 million from $5.6 million for the nine months ended January 31, 1996. The decrease in promotional expenses was due primarily to a reduction in promotional expenses incurred by Distributors as a result of the elimination of the open-end mutual fund distribution effort (the Quest sale), and the elimination of the retail operations of AMA Advisers.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Income

      Operating income for the three months ended January 31, 1997 increased 25.3% to $21.1 million from $16.8 million for the three months ended January 31, 1996 and increased 26.1% for the nine months ended January 31, 1997 to $58.0 million from $46.0 million for the nine months ended January 31, 1996. For the three months ended January 31, 1997, the operating profit margin expanded to 43.8% from 41.4% for the three months ended January 31, 1996 as operating revenues grew 18.5% while expenses increased 13.7%. For the nine months ended January 31, 1997, the operating profit margin expanded to 43.3% from 39.4% for the nine months ended January 31, 1996 as operating revenues grew 14.8% while expenses increased 7.4%.

Income Taxes

      The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $1 million and $2.4 million, respectively, for the three months and nine months ended January 31, 1997 and $1.9 million and $3.1 million, respectively, for the three months and nine months ended January 31, 1996. New York City UBT for the three and nine months ended January 31, 1997 declined from the prior years period due to lower net income in fiscal 1997 than fiscal 1996. The decline in net income is due to a larger gain on the Quest sale that was recorded in the third quarter of fiscal 1996 than the gain recorded in fiscal 1997. This decline was offset in part by higher operating income during the three and nine months ended January 31, 1997 compared to the prior years period.

Liquidity and Capital Resources

      The Operating Partnership's business is not capital intensive and its working capital requirements are generally modest. To the extent that additional funds are required by the Operating Partnership (e.g., to support increased investment management fees receivable or to expand its facilities to accommodate the growth of its businesses), the Operating Partnership currently intends to borrow from affiliated or non-affiliated parties. The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On January 31, 1997, the Operating Partnership declared a distribution to its partners of $20.8 million which was paid on February 28, 1997.

PIMCO Advisors

      On  February  13,  1997,   Oppenheimer   Group,  Inc.  ("OGI")  and  its
subsidiary, Opfin, entered into a definitive agreement for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire Opfin's 32.51% managing general partner interest in the Operating Partnership, Opfin's 1% general partner interests in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including consents from certain lenders, approval from regulatory authorities including the Internal Revenue Service and consents of certain clients, which are expected to take up to six months to obtain.

      Upon   consummation   of  the   transaction,  the  Operating Partnership
will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

AMA Advisers

         The Operating Partnership reached a preliminary agreement to sell its exclusive license to market financial products to members of the American Medical Association. This transaction is subject to the parties entering into a definitive purchase and sale agreement. The proceeds from this transaction will be used to purchase the 20% of AMA Advisers not owned by the Operating Partnership and to repay the balance of the original acquisition debt incurred to purchase AMA Advisers. AMA Advisers will continue to operate, collecting distribution fees on mutual funds previously sold by American Medical Investment Company Inc.

Saratoga Capital Management.

         The Operating Partnership entered into a definitive agreement, subject to certain financial conditions and to shareholder approval, to sell its 50% interest in Saratoga Capital Management. The proceeds, which are not expected to be significant, will be paid to the Operating Partnership over a five year period. Saratoga Capital Management had not attained break-even status. After the sale, the Operating Partnership will continue to manage two portfolios of the Saratoga Advantage Trust, for which it will continue to receive fees.

Unit Investment Trusts

         The Operating Partnership has decided not to offer any additional Unit Investment Trusts as a result of a reduced demand for this product. The Operating Partnership will continue to service existing trusts for which it receives an annual fee. Personnel involved in this business are being allowed to resign and receive severance payments or will be deployed elsewhere in the Operating Partnership's business.

Dual Purpose Fund Sale

         On January 31, 1997, the Quest For Value Dual Purpose Fund (the "Fund") redeemed all 18,004,302 of its Income Shares for total proceeds of $209 million as required by its prospectus. On March 3, 1997, the Fund began trading as an open-end mutual fund which was renamed the Oppenheimer Quest Capital Value Fund. As part of the Quest sale, OFI was granted a call to purchase from the Operating Partnership the investment advisory and other contracts and business relationships for the Fund and such call was exercised by OFI. The terms of the agreement call for the purchase price payable by OFI to be determined 120 days after the Fund's conversion to an open-end mutual fund, based on the net assets at that date. The Operating Partnership expects to declare a special distribution to its partners based on the net profit from this transaction.

         On March 3, 1997, the Operating Partnership began to manage the Fund under a subadvisory agreement with OFI. The subadvisory fee is significantly lower than the management fee previously earned by the Operating Partnership.

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

                                             Oppenheimer Capital, L.P.
                                    By:        Oppenheimer Financial Corp.,
                                                 its General Partner



   Date: March 12, 1997        By:    /s/ Joseph M. La Motta
                                      ----------------------
                                          Joseph M. La Motta
                                          Executive Vice President and Director
                                          of Oppenheimer Financial Corp.;
                                          Chairman and Chief Executive Officer
                                          of Oppenheimer Capital


                               By:    /s/ Sheldon M.Siegel
                                      ----------------------
                                          Sheldon M. Siegel
                                          Managing Director and Chief Financial
                                          Officer of Oppenheimer Capital