Form 10-K
period 1997-04-30
OPPENHEIMER CAPITAL L P /DE/
filed 1997-07-29
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
---                                Act of 1934
                    For the fiscal year ended April 30, 1997
                                       or
    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the transition period from ____ to ____

                          Commission file Number 1-9597
                                                --------

                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3412614
-------------------------------                       --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

OPPENHEIMER TOWER
1 WORLD FINANCIAL CENTER, NEW YORK, NEW YORK                 10281
---------------------------------------------             -----------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code  (212) 667-7000
                                                   ----------------

Securities registered under Section 12(b) or Section 12(g) of the Act:

Units of limited partnership interest           New York Stock Exchange
-------------------------------------  -----------------------------------------
             Title of class            Name of each exchange on which registered

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
          -----

     The aggregate market value of Units of limited partnership interest held by non-affiliates of the registrant at July 18, 1997 (based on the closing price at which the Units of limited partnership interest were sold on the New York Stock Exchange on such date) was approximately $634,000,000.

     The issuer is a limited partnership. There were 15,429,298 Units of limited partnership interest outstanding at July 18, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part IV, Item 14, incorporates by reference several exhibits from the registrant's Registration Statement on Form S-3, as amended, filed on April 16, 1991 (File No. 33-39354) and Form S-8 filed on July 2, 1990 (File No. 33-35584).

                                     Part I
                                     ------

Item 1. Business
----------------

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

         On July 9, 1987, the Partnership completed an initial public offering of 7,920,000 units of limited partnership interest ("units") and contributed the net proceeds of $98,028,000, as well as a $1,004,000 contribution by Opfin, to the Operating Partnership in exchange for a 32.3% general partner interest in the Operating Partnership.

         On April 23, 1991, the Partnership issued 6,200,000 units to Opfin in exchange for an additional 31.77% general partner interest in the Operating Partnership (the "Exchange"). Such units were then sold by Opfin in a public offering. On May 1, 1991, pursuant to the exercise of an over-allotment option granted to the underwriters of the public offering of Partnership units, the Partnership issued 355,000 units to Opfin in exchange for an additional 1.82% general partner interest in the Operating Partnership. Such units were then sold by Opfin to the public.

         Additional general partner interests in the Operating Partnership totaling 1.69% were acquired by the Partnership as a result of the issuance of units pursuant to the Restricted Unit and Option Plans. At July 18, 1997, the Partnership's and Opfin's general partner interests in the Operating Partnership were 67.58% and 32.42%, respectively.

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

General
-------

         The primary sources of income for the Partnership are its proportionate share of the net income of the Operating Partnership and interest income on the $32,193,000 note due from Equities. The following discussion will focus on the activities of the Operating Partnership and provide a description of the note.

         The  Operating   Partnership  derives  its  revenue  and  net  earnings
primarily from providing investment management services to institutions, individuals and registered investment companies. In 1986, Oppenheimer Capital Corp. ("Opcap"), a predecessor corporation, organized both Quest For Value Advisors, Inc. ("Quest Advisors"), a wholly-owned investment management subsidiary, for the purpose of managing mutual funds, and Quest For Value Distributors, Inc. ("Quest Distributors"), a wholly-owned registered broker-dealer subsidiary, for the purpose of distributing mutual funds. On July 9, 1987, Quest Advisors and Quest Distributors were reorganized as subpartnerships of the Operating Partnership which retained a 99% general partner interest, while Opfin purchased a 1% general partner interest, in the subpartnerships. On November 22, 1995, upon the completion of the sale of the investment advisory and other contracts and business relationships of its twelve Quest for Value mutual funds (the "Quest sale"), Quest Advisors was renamed
Opcap Advisors and Quest Distributors was renamed OCC Distributors. Opcap Advisors provides investment management services to 36 investment portfolios, or "mutual funds", and OCC Distributors continues to distribute money market mutual funds. In June 1991, Oppenheimer Capital Limited, a wholly-owned U.K. investment management company, was established to provide investment management services to foreign institutional investors. In January 1994, Oppenheimer Capital International was formed as a division of the Operating Partnership to manage non-U.S. equities for clients. Investment management and advisory fees are generally based on the net assets of the investment portfolios under management and fluctuate due to changes in the total value of the net assets under management.

         The asset management industry grew significantly during the five years ended June 30, 1996 with tax-exempt and taxable assets managed by U.S. investment advisers, bank trust departments and insurance companies increasing from $4.7 trillion at June 30, 1991 to $10.3 trillion at June 30, 1996. (Source:
Directory of Pension Funds and their Investment Managers.) During this period, the growth in assets under management at investment management firms exceeded the corresponding growth at banks and insurance companies. At June 30, 1991, investment management firms managed $2.9 trillion or approximately 62% of total tax-exempt and taxable assets under management. At June 30, 1996, they accounted for $7.9 trillion or approximately 77% of total tax-exempt and taxable assets under management. The mutual fund industry has also experienced rapid growth during the past five years. During the five years ended December 31, 1996, assets of mutual funds (excluding money market and municipal mutual funds) increased from $807.1 billion to $2,637.4 billion according to the Investment Company Institute.

         The investment management industry is fragmented and the Operating Partnership's share of assets under management is less than one half of 1% of all industry assets under management.

         The Operating Partnership's staff of 344 employees includes 43 investment professionals. The average tenure of these professionals at the Operating Partnership is 9 years, and their average investment experience is 19 years. Besides the staff of 43 investment professionals, the Operating Partnership has a support staff of 301 individuals. The Operating Partnership's brokerage affiliate, Oppenheimer & Co., Inc. ("Opco"), a registered broker-dealer, has 3,052 employees, including approximately 800 individuals who are engaged primarily in customer sales activities at its New York headquarters or in its regional offices.

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

         According to the most recent five-year and ten-year ranking by SEI Corporation ("SEI"), the investment performance of the Operating Partnership's composite of discretionary equity-oriented accounts ranked in the top 9% and 20%, respectively, of the equity funds in SEI's data base at March 31, 1997*. The Operating Partnership's composite of discretionary equity-oriented accounts, which consist of employee benefit plans that have market values of at least $10,000,000, has produced positive returns in nineteen of the last twenty calendar years while the S&P 500 declined in three of such years. There is no assurance that the Operating Partnership's relative performance will continue in the future.

         During the 1996 fiscal year, the Operating Partnership made a strategic decision to withdraw from selling open-end mutual funds to the retail market and to stop selling retail investment products directly to the medical community. In fiscal 1997, the Operating Partnership reduced losses incurred by Saratoga Capital Management ("Saratoga"), and during the fourth quarter of fiscal 1997, sold its 50% interest in Saratoga. Additionally, the Operating Partnership terminated the distribution of unit investment trusts during the fourth quarter of fiscal 1997. In the past, the Operating Partnership has incurred significant expenditures for the start up and expansion of these businesses. This is discussed in greater detail on pages 6 through 8.

________________________
* As of December 31, 1996, SEI's equity fund data base covered 834 equity portfolios aggregating $103.5 billion in assets managed by 324 investment advisers, and was compiled from information provided in most cases by custodians of institutional advisory accounts. The Operating Partnership's past performance and SEI rankings do not adjust for advisory fees or other expenses and assume the reinvestment of distributions. Also, SEI does not rank mutual fund performance, and the advisers rated may have managed their accounts to achieve different investment objectives.

Revenues
--------
         The Operating Partnership generates fee income from the accounts under management based primarily on the value of assets in each account and also, to a limited extent, on performance. For the five years ended April 30, 1997, the Operating Partnership's investment management fee income has grown from $79.5 million to $175.8 million, representing a compound annual increase of 17.2%. Investment management fee income for the year ended April 30, 1997, as compared to the year ended April 30, 1996, increased 16.2% from $151.3 million.

         The sources of the Operating Partnership's fee income are diversified and balanced among the Public, Jointly Trusteed and Corporate Employee Benefit Plans, Endowments and Foundations, and Individual and Small Tax-Exempt
Institutions which together account for 67% of fee income. Mutual funds and other commingled products and Wrap Fee accounts contribute the balance. No single separately managed account represented more than 2% of the Operating Partnership's total investment management revenues during the year ended April 30, 1997.

Assets Under  Management
------------------------
         The following table sets forth the amount of assets under the Operating Partnership's management at April 30, 1997, 1996 and 1995 in millions.


                                                         April 30, 1997            April 30, 1996            April 30, 1995
                                                        ---------------           ---------------           ---------------
Separate Account Management
    Public Employee Benefit Plans                          $   13,172                $   10,928                $    8,988
    Jointly Trusteed Benefit Plans                             10,659                     9,379                     7,064
    Corporate Employee Benefit Plans                            7,294                     5,857                     4,737
    Endowments & Foundations                                    1,428                     1,106                       925
    Individuals & Small Institutions                              632                       825                       623
                                                        ---------------           ---------------           ---------------
Total Separate Account Management                              33,185                    28,095                    22,337

Wrap Fee                                                        6,025                     3,469                     1,804

Mutual Funds & Other Commingled Products                       12,014                     9,003                     6,256

Option Management (1)                                               -                         -                     1,397
                                                        ---------------           ---------------           ---------------
    Total                                                  $   51,224                $   40,567                $   31,794
                                                        ===============           ===============           ===============

(1) During fiscal 1996, the Operating Partnership withdrew from the option management business to concentrate on businesses offering higher returns.



         At April 30, 1992, 1993 and 1994, total assets under management were (in millions) $23,706, $26,386 and $29,402, respectively. For the five years ended April 30, 1997, assets under management grew at a compound annual rate of 16.7%.

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

         The Operating Partnership focuses its marketing efforts on presentations directly to prospective clients and to independent consultants who provide advice to such clients. This effort consists of a staff of 23 marketing professionals whose primary responsibilities are to make presentations to clients and consultants and to direct the efforts of the marketing and client service support staff.

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


OCC Family of Funds (formerly the Quest for Value Family of Funds)
------------------------------------------------------------------

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

         After the Acquisition, the Operating Partnership began efforts to expand its participation in all aspects of the mutual fund business using the name "Quest for Value". Following the Acquisition, the Operating Partnership formed four mutual funds: Quest for Value Cash Management Trust (which has been renamed the OCC Cash Reserves, formerly called Quest Cash Reserves), Quest for Value Dual Purpose Fund, Inc. (which converted from a closed-end investment company to an open-end mutual fund and whose investment advisory and other contracts and business relationships were sold to OFI on February 28, 1997 and which was renamed the Oppenheimer Quest Capital Value Fund.), Quest for Value Family of Funds (the investment advisory and other contracts and business relationships of the twelve funds that comprised this family of funds were sold to OFI on November 22, 1995, as described below) and OCC Accumulation Trust (comprised of six portfolios, formerly called the Quest for Value Accumulation Trust). The aggregate assets of the funds listed above at April 30, 1997 was $6.9 billion and total mutual funds and other commingled products assets under management at April 30, 1997 was $12.0 billion.

         The Quest for Value Cash Management Trust, a money market fund established in January 1987, was replaced by Quest Cash Reserves, a money market fund with three portfolios, during the fiscal year ended April 30, 1990. During the same year, Opco selected Quest Cash Reserves as the primary money market fund for its customers' cash balances. Two portfolios were added during the fiscal year ended April 30, 1991. On November 22, 1995 Quest Cash Reserves was renamed OCC Cash Reserves. At April 30, 1997, the net assets of this fund were $2.2 billion and substantially all the shares were owned by Opco customers.

         In February 1987, Quest Advisors formed the Quest for Value Dual Purpose Fund, Inc., a closed-end dual purpose registered investment company. The Quest for Value Dual Purpose Fund offered the investor a leveraged investment without interest costs that combined the traditional investment techniques of the Operating Partnership, along with futures and options strategies. On February 28, 1997, as provided by its Articles of Incorporation, the income shares were redeemed and the capital shares converted to an open-end mutual fund. Also on this date the investment advisory and other contracts and business relationships of the fund were sold to OFI, and the fund was renamed the Oppenheimer Quest Capital Value Fund. Total net assets of this fund at April 30, 1997 amounted to $341 million.

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

         In 1988, Quest Advisors was selected by Mutual of New York ("MONY") as investment adviser for the Quest for Value Accumulation Trust, a series fund of five portfolios supporting MONY's variable annuity insurance products. In September 1994, the Quest for Value Accumulation Trust was effectively split into two funds: the Enterprise Accumulation Trust, supporting MONY's MONYMaster variable annuities and its EquityMaster variable life insurance policy, and the "new" Quest for Value Accumulation Trust, supporting MONY's ValueMaster variable annuities and Provident Mutual Life Insurance Company of Philadelphia's VIP II variable annuities. MONY became adviser to the Enterprise Accumulation Trust. Opcap Advisors continues as subadviser to the Equity and Managed portfolios of that trust. This fund series had $2.4 billion of net assets under management at April 30, 1997.

         On May 1, 1996, the "new" Quest for Value Accumulation Trust was renamed the OCC Accumulation Trust. The OCC Accumulation Trust, with assets under management of $332 million at April 30, 1997, consists of six portfolios, including an Equity, Small-Cap, Global Equity, Managed, U.S. Government Income and Money Market portfolio.

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


Quest Sale
----------

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OFI for an Initial Purchase Price Payment of $41.7 million. In December 1996, a Deferred Purchase Price Payment of $3.8 million was received by the Operating Partnership as a result of the assets of the six merged fixed income funds being at stated levels. The gain on the sale, before New York City unincorporated business tax and minority interest, amounted to $2.8 million in fiscal 1997 and $27.7 million in fiscal 1996.

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, continue to be managed by Opcap Advisors under a subadvisory agreement with OFI, which allows the current portfolio management teams to remain in place. The six equity funds have been renamed the Oppenheimer Quest Value funds ("Quest funds"). The six fixed income funds, representing approximately $300 million of those assets, have been merged into comparable funds managed by OFI.

         Annual subadvisory fees related to the Quest funds are projected at $15.3 million, based on assets under management at June 30, 1997, down from the previous $15.7 million of annual advisory fees for the twelve Quest for Value Funds at November 21, 1995. This slight decrease is more than offset by cost reductions related to the Operating Partnership's withdrawal from the distribution of open-end equity and fixed income mutual funds and by increased sales of Quest funds by OFI. Assets in the six equity funds have more than tripled to $4.9 billion at June 30, 1997 from $1.4 billion on November 21, 1995, reflecting record fund sales and market appreciation.

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

         On February 28, 1997 the investment contracts and other business relationships of the Quest for Value Dual Purpose Fund were sold to OFI, and on July 18, 1997, the Operating Partnership received a payment of $7.0 million.

Cash Management Services
------------------------

         In December 1988, the Operating Partnership made a commitment to expand substantially its presence in the cash management services business. The overall market for such services is very large, and the Operating Partnership believed its investment and distribution skills would help it obtain a meaningful share of such market. The Operating Partnership established a separate division, Quest Cash Management Services (subsequently renamed OCC Cash Management Services), for this business and hired key management and marketing personnel who have developed an eight product line: a primary money market fund, a government money market fund, a general municipal money market fund, a New York municipal money market fund, a California municipal money market fund, an insured money market deposit account, a certificate of deposit marketing operation and a unit investment trust business. During the fourth quarter of fiscal 1997 the Operating Partnership terminated the distribution of unit investment trusts to focus on more profitable businesses. This product line is designed principally for distribution through financial intermediaries such as brokerage firms, banks, investment counselors, financial planners and insurance companies.

         OCC Cash Reserves, formerly Quest Cash Reserves, is a money market fund comprised of five portfolios: Primary, Government and General Municipal (each introduced in fiscal 1990); and a New York Municipal and California Municipal (each introduced in fiscal 1991). Total assets under management at April 30, 1997 was $2.1 billion.

         The OCC Insured account is a bank deposit account that offers FDIC insurance for accounts up to $100,000. Assets under management at April 30, 1997 totaled $204 million.

         The OCC Cash Management Services Division's certificate of deposit ("CD") marketing operation was established in August 1989. CD's are distributed through a nationwide distribution network in excess of 140 broker dealers. On June 16, 1992, legislation was finalized which allows banks with certain capital ratios the continued ability to issue brokered CD's. Additional information on the new legislation can be found in section 301 of The Federal Deposit Insurance Corporation Improvement Act of 1991.

         In April 1993, OCC Cash Management Services established the QUILT's (Quest unit investment laddered trust) business, which sponsors unit investment trusts. During the fourth quarter of fiscal 1997, the Operating Partnership terminated the distribution of unit investment trusts to concentrate on businesses offering higher returns.

         The Operating Partnership has incurred significant expenditures for the start up and expansion of the mutual fund and cash management service businesses. This expansion program is now complete.


Wrap Fee
--------

         The Operating Partnership's "wrap fee" accounts represent a service which has a single-fee structure covering all charges, including investment management services, brokerage services, custodial services, record keeping and reporting. This product is specifically designed to meet the needs of individuals and smaller institutions seeking professional management for accounts of $100,000 or more. Investors may choose either an equity or balanced account. This product is available through Smith Barney, Prudential Securities, Inc., Paine Webber, Opco, Merrill Lynch, Everen, Morgan Keegan, GVTC, Interstate Johnson Lane, Dain Bosworth, and Rauscher Pierce, and the Operating Partnership is negotiating additional relationships. Assets under management totaled $6.0 billion at April 30, 1997.

Commingled  Funds
-----------------

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

         During fiscal 1996, the Operating Partnership formed seven Securities Investment Trusts ("SIT's"), including an Equity, Fixed Income, Small Capitalization, Municipal Trust, Concentrated Value, International Equity and International Fixed Income. These investment trusts, which are designed primarily for not-for-profit organizations and high net worth individuals, are a series of pooled investment portfolios which allow investors to diversify in a cost-effective manner. Assets under management in commingled products (including Opcap Trust and SIT's) at April 30, 1997 totaled $731 million.


AMA  Investment  Advisers
-------------------------

         On May 1, 1994, the American Medical Association ("AMA") and the Operating Partnership formed AMA Investment Advisers, L.P. to acquire the assets of AMA Investment Advisers, Inc.and American Medical Investment Company, Inc. The Operating Partnership and Opfin acquired a 79.1% and 1% partner interest, respectively, for a total purchase price of $500,000 and a $1,200,000 promissory note contributed in accordance with their respective percentage interests. AMA Investment Advisers, L.P. offers investment services and products tailored especially for members of the AMA and other health care professionals and medical organizations.

         During fiscal 1996, AMA Investment Advisers L.P.'s costs were reduced as part of the strategic decision to withdraw from selling directly to the retail market. On May 12, 1997, the Operating Partnership sold its exclusive license to market financial products to members of the AMA for $1 million. The proceeds received from this transaction were used to purchase the remaining 19.9% interest of AMA Investment Advisers, L.P. not owned by the Operating Partnership and Opfin, and to repay the balance of the original acquisition debt incurred to purchase AMA Investment Advisers, L.P. AMA Investment Advisers, L.P. has been renamed 225 Liberty Street Advisers, L.P.


Saratoga Capital Management
---------------------------

         The Operating Partnership formed Saratoga Capital Management ("Saratoga") in May 1994. Saratoga is a joint venture that provides asset allocation services to broker-dealers utilizing funds managed by independent investment advisers and Opcap Advisors.

         The  Operating   Partnership   reduced  losses   incurred  by  Saratoga
throughout fiscal 1997, and during the fourth fiscal quarter, sold its 50% interest in Saratoga.

                              Investment Practices
                              --------------------

Asset Allocation
----------------

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

Value Investing
---------------

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


Competition
-----------

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


Regulation
----------

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

         The Operating Partnership is registered with the Securities and Exchange Commission under the Investment Advisers Act of 1940 and is registered as an investment adviser with various state securities authorities. Opcap
Advisors and 225 Liberty Street Advisers, L.P. are registered investment advisers. OCC Distributors is a registered broker-dealer. Oppenheimer Capital Limited, a subsidiary of the Operating Partnership, operates in the United Kingdom and is a registered investment adviser and a member of IMRO, an investment management regulatory organization. Opcap Trust is a trust company licensed under the banking laws of the State of New York.

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

         Equities, and its wholly-owned subsidiary, Oppenheimer Holdings, Inc. ("Holdings"), are holding companies whose activities are generally limited to investments in subsidiaries, including Opco, and to the performance of managerial services for Opco and its affiliates. Income from subsidiaries, including Opco, and interest payments from a promissory note issued by Oppenheimer Group Inc. ("OGI"), Opfin's parent, to evidence a loan by Equities to OGI are Equities sole sources of income. However, the promissory note issued by OGI will mature in 1997 and may be prepaid at any time prior to such date. The payment or prepayment of such note may or may not result in the prepayment by Equities of the note issued to the Partnership. Subsequent to the end of fiscal 1997, Equities and OGI entered into an agreement with CIBC Wood Gundy Securities Corp. ("CIBC") providing for the sale to CIBC of all of the outstanding capital stock of Holdings. Consummation of the sale is subject to regulatory approval and the satisfaction of certain other conditions.

Item 2. Properties
------------------

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

         The Operating Partnership is currently in negotiations to lease an additional 7,500 square feet at Oppenheimer Tower to house its growing business.

Item 3. Legal Proceedings
-------------------------

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         Not applicable.

                                     Part II
                                     -------

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

Market Information
------------------

         The Partnership's units of limited partnership interest are traded on the New York Stock Exchange (Ticker Symbol: OCC). The high and low market price by quarter for the years ended April 30, 1997 and 1996 were as follows:

      Year Ended          First         Second          Third          Fourth
    April 30, 1997       Quarter        Quarter        Quarter         Quarter
    --------------       -------        -------        -------         -------

     Market price:
        High             $30.000        $34.500        $37.375         $38.250
        Low              $27.125        $28.000        $33.250         $32.500

      Year Ended          First         Second          Third          Fourth
    April 30, 1996       Quarter        Quarter        Quarter         Quarter
    --------------       -------        -------        -------         -------

     Market price:
        High             $24.500        $28.000        $29.500         $30.750
        Low              $21.125        $24.000        $27.000         $27.750

         At July 18, 1997, the closing price of the Units of limited partnership interest was $41.0625 and there were approximately 30,000 beneficial holders of units.

Cash Distributions
-----------------

         The Partnership declared cash distributions to unitholders for the fiscal years ended April 30, 1997 and 1996 amounting to $3.50 and $3.1750 per unit, respectively. The Partnership increased its regular quarterly distribution rate two times during the 1997 fiscal year to a new annual rate of $3.40, which represents a 31% increase from the annual rate at the beginning of the fiscal year. Total distributions declared by the Partnership included special distributions of $.10 per unit in fiscal 1997 and $.55 per unit in fiscal 1996, which represented part of the gain on the Quest sale. Quarterly distributions are paid within 30 business days after the last day of each July, October, January and April to unitholders of record as of the last day of each fiscal quarter in respect to which such distributions are made.

         On July 21, 1997 the Partnership declared a quarterly distribution of $0.95 payable on August 29, 1997 to holders of units of limited partnership interest at the close of business on July 31, 1997. On an annual basis, the new distribution rate is $3.80, which represents an 11.8% increase from the previous annual rate of $3.40.

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the unitholders and 1% to the general partner, Opfin. The Operating Partnership intends to distribute substantially all of its net income on a quarterly basis to its two partners, the Partnership and to Opfin. The Operating Partnership may distribute excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. To the extent that additional funds are required by the Operating Partnership (e.g., to support increased management fees receivable, to expand its facilities or to accommodate the growth of its business), the Operating Partnership currently intends to borrow from a commercial bank.

         The Operating Partnership's cash flow will continue to be derived from the operations of its investment management business. The Partnership's cash flow will continue to be derived substantially from the Operating Partnership plus interest income from Equities, less New York City unincorporated business tax.

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------
(continued)


Cash Distributions (continued)
------------------

         The Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in January 1998. Both the U.S. Senate and House of Representatives have passed different versions of H.R. 2014 which if enacted, would allow the Partnership to make an election to pay a tax based on gross income from the active conduct of a trade or business rather than a corporate income tax. The Senate version of the bill imposes a tax of 3.5% of revenues, while the House version imposes a tax of 15.0% of revenues. There can be no assurance that either version of these two proposals will ultimately be enacted into law or, if enacted, that the Partnership will make any such election.

         The imposition of any tax will reduce both net income and cash available for distribution to partners. In the event that no favorable tax legislation is passed, the Partnership will consider conversion of the Partnership to corporate form.


Item 6. Selected Financial Data (In thousands, except for per unit data and assets under management)
----------------------------------------------------------------------------------------------------

                                                                    OPPENHEIMER CAPITAL, L.P.
                                                                       (the "Partnership")
                                                              -------------------------------------
                                                                   For the year ended April 30,
                                              ---------------------------------------------------------------------
                                                  1997           1996         1995           1994          1993
                                              -----------    -----------   -----------    -----------   -----------
Revenues                                      $   56,046 (1) $   61,316 (1) $   34,282     $   35,091    $   30,022
Expenses                                      $    2,720     $    2,720     $    3,461     $    4,038    $    3,704
Net income                                    $   53,326 (1) $   58,596 (1) $   30,821     $   31,053    $   26,318
Net income per unit                           $     3.44 (1) $     3.81 (1) $     2.02     $     2.04    $     1.74
Distributions declared per unit               $     3.50 (2) $    3.175 (2) $    2.175     $   2.1375    $   1.9375
Weighted average number of units
 outstanding                                      15,367         15,244         15,136         15,043        15,009

Financial condition data at April 30,:            1997           1996         1995           1994          1993
                                              -----------    -----------   -----------    -----------   -----------
Total assets                                  $  116,149     $  110,099     $   96,633     $   98,116    $   98,365
Total liabilities                             $   17,858     $   12,713     $   10,321     $   10,319    $    9,683
Partners' capital                             $   98,291     $   97,386     $   86,312     $   87,797    $   88,682

(1) Includes revenues and a gain on Quest sale of $1.8 million, or $.12 per unit in fiscal 1997 and $17.7 million, or $1.15 per unit in fiscal 1996.
(2) Includes a special distribution related to the Quest sale of $.10 per unit in fiscal 1997 and $.55 per unit in fiscal 1996.

-------------------------------------------------------------------------------------------------------------------

                                                                       OPPENHEIMER CAPITAL
                                                                  (the "Operating Partnership")
                                                              -------------------------------------
                                                                   For the year ended April 30,
                                              ---------------------------------------------------------------------
                                                  1997           1996         1995           1994          1993
                                              -----------    -----------   -----------    -----------   -----------
Revenues                                      $  181,974     $  158,215    $  129,912     $  112,290    $   94,733
                                              ===========    ===========   ===========    ===========   ===========
Expenses                                      $  103,064     $   95,551    $   83,066     $   64,683    $   54,707
                                              ===========    ===========   ===========    ===========   ===========
Operating Income                              $   78,910     $   62,664    $   46,846     $   47,607    $   40,026
                                              ===========    ===========   ===========    ===========   ===========
Gain on Quest sale (1)                        $    2,806     $   27,725    $       -      $       -     $       -
                                              ===========    ===========   ===========    ===========   ===========
Income before income taxes
 and minority interest                        $   81,716     $   90,389    $   46,846     $   47,607    $   40,026
                                              ===========    ===========   ===========    ===========   ===========
Assets under management
 at period end (In Billions)                  $     51.2     $     40.6    $     31.8     $     29.4    $     26.4
                                              ===========    ===========   ===========    ===========   ===========

Financial condition data at April 30,:            1997           1996         1995           1994          1993
                                              -----------    -----------   -----------    -----------   -----------
Total assets                                  $   93,019     $   76,338    $   56,129     $   43,034    $   37,677
Total liabilities                             $   53,044     $   41,462    $   41,582     $   30,557    $   27,830
Minority interest                             $      277     $      174    $       87     $       25    $       18
Partners' capital                             $   39,698     $   34,702    $   14,460     $   12,452    $    9,829

(1) Reflects the gain realized by the Operating Partnership on the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc.
    on November 22, 1995.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Oppenheimer Capital, L.P.
-------------------------

General
-------

         The primary source of income for Oppenheimer Capital, L.P. (the "Partnership") is its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership"). The Partnership also earns interest income on a $32.2 million par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities note").

Revenues and Expenses
---------------------

         The Partnership recorded equity in earnings of the Operating Partnership for the years ended April 30, 1997, 1996 and 1995 of $52.8 million, $58.1 million, and $31.1 million, respectively. Equity in earnings of the Operating Partnership for the 1997 and 1996 fiscal years included gains recognized by the Operating Partnership on the sale of the Quest for Value Funds investment advisory and other contracts and business relationships (the "Quest sale") to OppenheimerFunds, Inc. of $1.8 million and $17.7 million, respectively. Equity in earnings of the Operating Partnership, excluding the Quest sale, increased 26.4% to $51.0 million for the year ended April 30, 1997 from $40.4 million for the year ended April 30, 1996 as a result of higher operating income at the Operating Partnership. Equity in earnings of the
Operating Partnership, excluding the Quest sale, increased 30.0% for the year ended April 30, 1996 from $31.1 million for the year ended April 30, 1995 primarily due to higher operating income at the Operating Partnership. Interest income on the Equities note for each of the years ended April 30, 1997, 1996 and 1995 totaled $3.2 million.

         Amortization of goodwill for each of the years ended April 30, 1997, 1996 and 1995 amounted to $2.6 million. Other expenses consist of New York City unincorporated business tax ("UBT") computed at a rate of 4% of taxable income. For the years ended April 30, 1997, 1996 and 1995, New York City UBT amounted to $132,000, $132,000 and $873,000, respectively. The decline in New York City UBT in fiscal 1996 reflects a change in the tax law effective on January 1, 1995. As of that date, New York City UBT is imposed on the total income of the Operating Partnership, and the Partnership is allowed to claim a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Previously, New York City UBT was assessed directly at the Partnership level.

         Net income amounted to $53.3 million or $3.44 per unit based on an average of 15.4 million units outstanding for the year ended April 30, 1997; $58.6 million or $3.81 per unit based on an average of 15.2 million units outstanding for the year ended April 30, 1996; and $30.8 million or $2.02 per unit based on an average of 15.1 million units outstanding for the year ended April 30, 1995. Included in the net income for the years ended April 30, 1997 and 1996 are gains on the Quest sale, which amounted to $1.8 million, or $.12 per unit and $17.7 million, or $1.15 per unit, respectively.

Income Taxes
------------

         The Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in January 1998. Both the U.S. Senate and House of Representatives have passed different versions of H.R. 2014 which if enacted, would allow the Partnership to make an election to pay a tax based on gross income from the active conduct of a trade or business rather than a corporate income tax. The Senate version of the bill imposes a tax of 3.5% of revenues, while the House version imposes a tax of 15.0% of revenues. There can be no assurance that either version of these two proposals will ultimately be enacted into law or, if enacted, that the Partnership will make any such election.

         The imposition of any tax will reduce both net income and cash available for distribution to partners. In the event that no favorable tax legislation is passed, the Partnership will consider conversion of the Partnership to corporate form.

-------------------------

Liquidity and Capital Resources
-------------------------------

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

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the years ended April 30, 1997, 1996 and 1995, the Partnership declared total distributions to Unitholders of $3.50, $3.175 and $2.175 per unit, respectively. The total distributions for the years ended April 30, 1997 and 1996 included special distributions of $0.10 and $0.55, respectively, related to the Quest sale.

Oppenheimer Capital
-------------------

General
-------

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of its subsidiary entities (or former subsidiary); Opcap Advisors (formerly Quest for Value Advisors), OCC Distributors (formerly Quest for Value Distributors), Oppenheimer Capital Limited, Saratoga Capital Management ("Saratoga"), Oppenheimer Capital Trust Company ("Opcap Trust"), and AMA Investment Advisers, L.P. ("AMA Advisers").

         For the periods presented, the Operating Partnership's operations have been characterized by substantial increases in assets under management. This growth has been from four principal sources. First, new clients have entered into investment management agreements and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds and variable annuities managed by Opcap Advisors have added to assets under management due to increased sales and market appreciation. Fourth, wrap fee assets have increased due to new accounts opened, expanded distribution to broker-dealers and market appreciation. The growth in assets under management has been tempered by the Operating Partnership's withdrawal from the low fee rate option management business in fiscal 1996 in order to concentrate on businesses offering higher returns. For the periods presented, the option management business had no material effect on revenues or profitability. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. All periods presented show increased operating revenue. Revenues for all periods presented consist principally of investment management fees.

         In fiscal 1996, the Operating Partnership began to implement a strategic decision to withdraw from selling directly to the retail market, and to instead market directly to institutions with strong retail distribution capabilities. In November 1995, the Operating Partnership withdrew from the open-end mutual fund distribution business (see the Quest sale) and began to eliminate retail operations at AMA Advisers, completing this process in the first quarter of fiscal 1997. The Operating Partnership also reduced the losses incurred by Saratoga throughout fiscal 1997, and during the fourth quarter of fiscal 1997 sold its interest in Saratoga. Additionally, the Operating Partnership terminated the distribution of unit investment trusts during the fourth quarter of fiscal 1997.

         The value of total assets under management increased 26.3% to $51.2 billion at April 30, 1997 from $40.6 billion at April 30, 1996. The growth of assets under management was tempered by the loss of $530 million in mutual fund assets as a result of the closed-end Quest for Value Dual Purpose Fund redeeming all income fund shares and converting to an open-end fund. For the year ended April 30, 1997, assets under management for separately managed accounts increased 18.1% to $33.2 billion, mutual fund and other commingled products increased 33.4% to $12.0 billion, and wrap fee accounts increased 73.7% to $6.0 billion.

         The value of total assets under management increased 27.6% to $40.6 billion at April 30, 1996 from $31.8 billion at April 30, 1995. The growth of assets under management was tempered by the loss of $1.5 billion in option management accounts with a low effective fee rate and a reduction of $300 million in fixed income mutual fund assets as a result of the Quest sale. For the year ended April 30, 1996, assets under management for separately managed accounts increased 25.8% to $28.1 billion from $22.3 billion, mutual fund and other commingled products increased 43.9% to $9.0 billion from $6.3 billion, and wrap fee accounts increased 92.3% to $3.5 billion from $1.8 billion.

Gain on Quest Sale
------------------

         On November 22, 1995, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds (the "Quest sale") to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership, for an Initial Purchase Price Payment of $41.7 million. In December 1996, a Deferred Purchase Price Payment of $3.8 million was received by the Operating Partnership as a result of the assets of the six merged fixed income funds being at stated levels. The gains on the sale, before New York City unincorporated business tax ("UBT") and minority interest, amounted to $2.8 million for the year ended April 30, 1997, and $27.7 million for the year ended April 30, 1996.

-------------------

------------------

         Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, continue to be managed by Opcap Advisors under a subadvisory contract with OFI, which allows the current portfolio management teams to remain in place. The six equity funds were renamed the Oppenheimer Quest Value funds (the "Quest funds"). The six fixed income funds, representing approximately $300 million of those assets, were merged into comparable funds managed by OFI.

         The overall impact of the Quest sale on the Operating Partnership's results has been highly positive. Although the fee rate as a subadviser is less, assets in the six equity funds have more than tripled to $4.9 billion at June 30, 1997 as a result of the extensive distribution capabilities of OFI and market appreciation. In addition, the Operating Partnership has eliminated distribution expenses related to these funds. Reflecting the impact of these various factors, the profitability of the Operating Partnership's mutual fund business has increased significantly since the Quest sale.

         The Operating Partnership implemented a portion of the mutual fund distribution cost savings prior to the close of the Quest sale, and results for the quarter ended April 30, 1996 reflected those savings. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development have not been necessary.

         On January 31, 1997, the closed-end Quest for Value Dual Purpose Fund (the "Fund") redeemed all of its income shares as required by its Articles of Incorporation, and on February 28, 1997, the Fund converted to an open-end fund. The investment contracts and other business relationships were sold to OFI (the "Dual Purpose Fund sale"), and Opcap Advisors now serves as subadviser to the Fund under an agreement with OFI. The subadvisory fee is significantly lower than the management fee previously earned by the Operating Partnership. Annual subadvisory fees related to the Fund are projected at $1.0 million annually, based on assets under management at June 30, 1997, while the Operating Partnership received $5.0 million of investment management fees for the fiscal year ended April 30, 1997.

         On July 18, 1997, the Operating Partnership received an initial payment of $7.0 million related to the Dual Purpose Fund sale.

Operating Revenues
------------------

         Total operating revenues increased 15.0% for the year ended April 30, 1997 to $181.2 million from $158.2 million for the year ended April 30, 1996 and increased 21.8% for the year ended April 30, 1996 from $129.9 million for the year ended April 30, 1995. Total operating revenues includes investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 16.2% to $175.8 million for the year ended April 30, 1997 from $151.3 million for the year ended April 30, 1996. This increase is a result of average assets under management increasing 24.7% to $45.8 billion for the year ended April 30, 1997 from $36.7 billion for the year ended April 30, 1996. Investment management fee revenue grew less than assets under management due to the lower subadvisory fee rates earned on the Quest funds than the advisory fee rate prior to the Quest sale. These lower fee rates were more than offset by asset growth for these funds and the elimination of mutual fund distribution expenses. Annual subadvisory fees are projected at $15.3 million, based on assets under management at June 30, 1997, down slightly from the previous $15.7 million of annual fees for the twelve Quest for Value
Funds at November 22, 1995. Assets in the six equity funds have more than tripled to $4.9 billion at June 30, 1997 from $1.4 billion on November 22, 1995, reflecting record fund sales and market appreciation.

         In addition, investment management fee revenue grew less than the increase in assets under management due to a decline in performance fees earned in fiscal 1997 to $1.2 million from $3.0 million in fiscal 1996. These decreases were offset in part by investment management fees increasing due to higher fee realizations resulting from a continued shift in the asset mix toward higher effective fee rate businesses such as variable annuities and wrap fee accounts.

-------------------

Operating Revenues (continued)
------------------

         Investment management fees increased 26.9% for the year ended April 30, 1996 from $119.2 million for the year ended April 30, 1995, primarily as a result of average assets under management increasing 23.8% for the year ended April 30, 1996 from $29.7 billion for the year ended April 30, 1995. This increase also reflects higher fee realizations as a result of a shift in the asset mix toward the higher fee rate businesses including mutual funds, variable annuities and wrap fee accounts, and the withdrawal from the option management business, which had very low fee rates. Offsetting the increase in part was the lower fee rate earned subadvising the Quest funds as a result of the Quest sale.

         Net distribution assistance and commission income decreased 18.9% to $4.9 million for the year ended April 30, 1997 from $6.1 million for the year ended April 30, 1996. This decrease reflects reduced commission and distribution income as a result of the Quest sale and lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts (the Operating Partnership discontinued the distribution of unit investment trusts in April 1997). This decrease was offset in part by a $1.3 million increase in certificate of deposit commission income as a result of increased demand for funds by banks.

         Net distribution assistance and commission income decreased 42.0% for the year ended April 30, 1996 from $10.4 million for the year ended April 30, 1995 primarily as a result of a $3.5 million decline in certificate of deposit commission income as a result of lower demand for funds by banks, decreased unit investment trust commission income, and reduced commission and distribution income as a result of the Quest sale in November 1995.

         Interest and dividend income increased 39.7% to $1.3 million for the year ended April 30, 1997 from $903,000 for the year ended April 30, 1996. This increase can be attributed to higher average cash balances.

         Interest and dividend income increased to $.9 million for the year ended April 30, 1996 from $275,000 for the year ended April 30, 1995. This increase can be primarily attributed to the interest earned on the proceeds received from the Quest sale.

Operating Expenses
------------------

         Total operating expenses increased 7.9% for the year ended April 30, 1997 to $103.1 million from $95.6 million for the year ended April 30, 1996 and increased 15.0% for the year ended April 30, 1996 from $83.1 million for the year ended April 30, 1995.

         The Operating Partnership's most significant expense category is compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 12.9% to $77.7 million for the year ended April 30, 1997 from $68.8 million for the year ended April 30, 1996 and increased 24.2% for the year ended April 30, 1996 from $55.4 million for the year ended April 30, 1995. For both years, compensation and benefits increased primarily due to higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. In addition, compensation and benefits expense increased due to staff salary increases and additions to staff to support expanding businesses. These increases were offset in part by significant staff reductions at OCC Distributors, AMA Advisers, and in mutual fund accounting in fiscal 1996 with most staff reductions occurring after the Quest sale in November 1995. In fiscal 1997, staff size was reduced as a result of the sale of the Operating Partnership's 50% interest in Saratoga and the termination of the unit investment trust distribution effort during the fourth fiscal quarter. Reflecting these reductions, staff size declined to 344 at April 30, 1997 from 348 at April 30, 1996, and from 417 at April 30, 1995.

-------------------

------------------

         Occupancy expense decreased 4.4% for the year ended April 30, 1997 to $6.6 million from $6.9 million for the year ended April 30, 1996 and increased 6.8% for the year ended April 30, 1996 from $6.4 million for the year ended April 30, 1995. The decrease for the year ending April 30, 1997 reflects reduced rent expense as a result of the termination of leases at AMA Advisers as well as adjustments made to rent escalation accruals during the fiscal year. For the year ended April 30, 1996, the increase was attributable to increased amortization expense relating to leasehold improvements and increased equipment rental costs.

         The Operating Partnership subleases a portion of its space at the Oppenheimer Tower, World Financial Center, from Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer, paying a pro rata share of Opco's lease payments, based on the percentage of total space leased. The Operating Partnership is currently in negotiations to lease an additional 7,500 square feet at Oppenheimer Tower to house its growing business.

         General and administrative expenses increased 1.6% for the year ended April 30, 1997 to $12.5 million from $12.3 million for the year ended April 30, 1996 and increased 15.4% for the year ended April 30, 1996 from $10.7 million for the year ended April 30, 1995. The rate of growth of general and administrative expenses slowed in fiscal 1996 and continued in fiscal 1997 as the Operating Partnership realized cost savings from the Quest sale and cost reductions at AMA Advisers. As a result of the Quest sale in November 1995, the Operating Partnership was able to eliminate all of its outstanding bank loans and related interest expense. Offsetting these reductions in both fiscal 1997 and 1996 were increased costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff and higher professional services expense due to the expansion of the Operating Partnership's business.

         Promotional expenses decreased 16.7% for the year ended April 30, 1997 to $6.3 million from $7.6 million for the year ended April 30, 1996 and decreased 28.3% for the year ended April 30, 1996 from $10.6 million for the year ended April 30, 1995. The decrease in promotional expenses for both fiscal years was due primarily to a reduction in expenses incurred by OCC Distributors as a result of the elimination of the open-end mutual fund distribution effort, and the retail operations of AMA Advisers, and was offset in part by increased expenses in the Operating Partnership's new businesses due to increased travel and entertainment expenses as a result new business activities. In addition, promotional expenses decreased in fiscal 1997 due in part to decreased promotional activities at Saratoga.

Operating Income
----------------

         Operating income increased 25.9% for the year ended April 30, 1997 to $78.9 million from $62.7 million for the year ended April 30, 1996 and increased 33.8% for the year ended April 30, 1996 from $46.8 million for the year ended April 30, 1995. For the year ended April 30, 1997, the operating profit margin expanded to 43.4% from 39.6% for the year ended April 30, 1996; and in the year ended April 30, 1996, the operating profit margin increased from 36.1% for the year ended April 30, 1995. The increase in operating income and operating profit margin for both years is due to rising securities price levels, strong new business growth and the resultant revenue increase combined with the Operating Partnership controlling the rate of expense growth. In both fiscal 1997 and fiscal 1996, the operating revenue growth rate exceeded the operating expense growth rate. This was accomplished primarily from the decision to withdraw from the mutual fund distribution business (the Quest sale), which was completed in the final quarter of fiscal 1996, and the suspension of retail sales activities at AMA Advisers. This process, which began in fiscal 1996, was completed in the first quarter of fiscal 1997. In addition, losses from Saratoga were reduced to $1.4 million in fiscal 1997 from $2.5 million in fiscal 1996, and during the fourth quarter of fiscal 1997, the Operating Partnership sold its 50% interest in Saratoga.

-------------------

Income Taxes
------------

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $3.1 million, $3.7 million and $1.2 million, respectively, for the years ended April 30, 1997, 1996 and 1995. The decrease in New York City UBT expense in fiscal 1997 compared to fiscal 1996 is due to a decline in net income in fiscal 1997 as a result of the $27.7 million gain recorded for the Quest sale in fiscal 1996, compared with the $2.8 million gain in fiscal 1997. This decline was offset in part by higher operating income in fiscal 1997 than in fiscal 1996.

         The increase in New York City UBT expense in fiscal 1996 from fiscal 1995 was due to a change in the tax law effective January 1, 1995 imposing taxes on the total income of the Operating Partnership and allowing the Partnership a credit for its pro rata share of any New York City UBT paid by the Operating Partnership. Prior to January 1, 1995, New York City UBT was assessed directly at the Partnership level. A second reason for the increase was the Operating Partnership's higher earnings, including the gain realized on the Quest sale.

         A corporate subsidiary of the Operating Partnership is subject to Federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

Liquidity and Capital Resources
-------------------------------

         The Operating Partnership's business is not capital intensive and its working capital requirements are generally modest. To the extent that additional funds are required by the Operating Partnership (e.g. to support increased investment management fees receivable or to expand its facilities to accommodate the growth of its businesses), the Operating Partnership currently intends to borrow from a commercial bank.

         The Operating Partnership recorded gains on the Quest sale of $2.8 million in fiscal 1997 and $27.7 million in fiscal 1996. The net proceeds from the sale were used to pay a special distribution to partners of $2.3 million in fiscal 1997 and $12.6 million in fiscal 1996, and the remaining funds were used to eliminate bank borrowings and to fund the working capital needs of the Operating Partnership. At April 30, 1997 working capital totaled $30.8 million as compared with $26.3 million at April 30, 1996 and partners capital increased to $39.7 million from $34.7 million during this same period.

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On April 30, 1997, the Operating Partnership declared a distribution to its partners of $25.3 million which was paid on May 30, 1997.

-------------------

Sale of Saratoga Capital Management
-----------------------------------

         On April 29, 1997, the Operating Partnership completed the sale of its 50% interest in Saratoga. The proceeds, which are not significant, will be paid annually to the Operating Partnership over a five year period, ending May 1, 2001. The Operating Partnership continues to manage two portfolios of the Saratoga Advantage Trust, for which it receives subadvisory fees.

Subsequent Event - Sale of AMA License
--------------------------------------

         On May 12, 1997, the Operating Partnership sold its exclusive license to market financial products to members of the American Medical Association for $1 million. The proceeds received from this transaction were used to purchase the remaining 19.9% of AMA Advisers interest not owned by the Operating Partnership and Opfin, and to repay the balance of the original acquisition debt incurred to purchase AMA Advisers. AMA Advisers has been renamed 225 Liberty Street Advisers, L.P.

Subsequent Event - Sale of Opfin Interest
-----------------------------------------

         On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the first quarter of calendar 1998.

         Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

INDEX OF FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL, L.P. AND CONSOLIDATED FINANCIAL STATEMENTS AND ACCOMPANYING NOTES OF OPPENHEIMER CAPITAL FOR THE YEARS ENDED APRIL 30, 1997, 1996 AND 1995.

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

Report of Independent Accountants                                     F-2

Statements of Financial Condition                                     F-3

Statements of Income                                                  F-4

Statements of Changes in Partners' Capital                            F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7

OPPENHEIMER CAPITAL

Report of Independent Accountants                                    F-14

Consolidated Statements of Financial Condition                       F-15

Consolidated Statements of Income                                    F-16

Consolidated Statements of Changes in Partners' Capital              F-17

Consolidated Statements of Cash Flows                                F-18

Notes to Consolidated Financial Statements                           F-19


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

         None

    OPPENHEIMER CAPITAL, L.P.

      FINANCIAL STATEMENTS

     APRIL 30, 1997 AND 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


July 22, 1997

To The General Partner and Limited Partners of
Oppenheimer Capital, L.P.

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital, L.P. (the "Partnership") at April 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                                        OPPENHEIMER CAPITAL, L.P.

                                    STATEMENTS OF FINANCIAL CONDITION

                                              (IN THOUSANDS)


                                                                                                AT APRIL 30,
                                                                                ------------------------------------------
                                                                                      1997                      1996
                                                                                ----------------          ----------------
ASSETS

Cash and short term investments (Note 4)                                        $           91            $           35
Investment in Oppenheimer Capital (Note 2)                                              26,796                    23,362
Distribution receivable (Note 2)                                                        17,090                    11,950
10% note due 2012 from Oppenheimer Equities, Inc. (Note 4)                              32,193                    32,193
Interest receivable                                                                        538                       538
Other assets                                                                               136                       128
Goodwill, net (Note 2)                                                                  39,305                    41,893
                                                                                ----------------          ----------------
  TOTAL ASSETS                                                                  $      116,149            $      110,099
                                                                                ================          ================


LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                                                $       17,858            $       12,713
                                                                                -----------------         ----------------
  TOTAL LIABILITIES                                                                     17,858                    12,713
                                                                                -----------------         ----------------
General partner's capital                                                                  996                       987
Limited partners' capital; 16,950,000 Units authorized;
   15,373,586 and 15,255,070 Units outstanding, respectively                            97,295                    96,399
                                                                                -----------------         ----------------
  TOTAL PARTNERS' CAPITAL                                                               98,291                    97,386
                                                                                -----------------         ----------------
  TOTAL LIABILITIES AND PARTNERS' CAPITAL                                       $      116,149            $      110,099
                                                                                =================         ================





   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (IN THOUSANDS, EXCEPT FOR PER UNIT AMOUNTS)



                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1997               1996               1995
                                                                    --------------     --------------     --------------
REVENUES:

Equity in earnings of Oppenheimer Capital (Note 2):

Operating earnings                                                  $     51,022       $     40,359       $     31,054
Gain on Quest sale (Note 8)                                                1,800             17,734                  -
                                                                    --------------     --------------     --------------
Total equity in earnings of Oppenheimer Capital                           52,822             58,093             31,054

Interest                                                                   3,224              3,223              3,228
                                                                    --------------     --------------     --------------
TOTAL REVENUES                                                            56,046             61,316             34,282
                                                                    --------------     --------------     --------------

EXPENSES:

Amortization of goodwill (Note 2)                                          2,588              2,588              2,588
Other expenses (Note 2)                                                      132                132                873
                                                                    --------------     --------------     --------------
TOTAL EXPENSES                                                             2,720              2,720              3,461
                                                                    --------------     --------------     --------------
NET INCOME                                                          $     53,326       $     58,596       $     30,821
                                                                    ==============     ==============     ==============
NET INCOME PER UNIT (NOTE 3)                                        $       3.44       $       3.81       $       2.02
                                                                    ==============     ==============     ==============
DISTRIBUTIONS DECLARED PER UNIT                                     $       3.50       $      3.175       $      2.175
                                                                    ==============     ==============     ==============






   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)


                                                                     GENERAL              LIMITED               TOTAL
                                                                    PARTNER'S            PARTNERS'            PARTNERS'
                                                                     CAPITAL              CAPITAL              CAPITAL
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1994                                        $       892          $    86,905          $    87,797

Net income                                                                308               30,513               30,821
Distributions declared                                                   (332)             (32,923)             (33,255)
Amortization of restricted unit compensation expense                        8                  851                  859
Capital contributions                                                       -                   90                   90
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1995                                                876               85,436               86,312

Net income                                                                586               58,010               58,596
Distributions declared                                                   (489)             (48,416)             (48,905)
Amortization of restricted unit compensation expense                       11                1,127                1,138
Capital contributions                                                       3                  242                  245
                                                                  -------------        -------------        -------------
BALANCES AT APRIL 30, 1996                                                987               96,399               97,386

Net income                                                                533               52,793               53,326
Distributions declared                                                   (543)             (53,790)             (54,333)
Amortization of restricted unit compensation expense                       15                1,476                1,491
Capital contributions                                                       4                  417                  421
                                                                  -------------        --------------       -------------
BALANCES AT APRIL 30, 1997                                        $       996          $    97,295          $    98,291
                                                                  =============        ==============       =============












   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1997               1996               1995
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     53,326       $     58,596       $     30,821
   Adjustments to reconcile net income to net cash
    provided by operating activities:
    Distributions received (less than) the equity
     in earnings of Oppenheimer Capital                                   (6,662)           (14,677)               (60)
    Amortization of goodwill                                               2,588              2,588              2,588
    (Increase) in other assets                                                (8)               (19)              (109)
                                                                    --------------     --------------     --------------
Net cash provided by operating activities                                 49,244             46,488             33,240
                                                                    --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital contributions to Oppenheimer Capital                                (530)              (300)               (86)
                                                                    --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to partners:
   General partner                                                          (492)              (465)              (332)
   Limited partners                                                      (48,696)           (46,048)           (32,923)
Issuance of limited partnership units on exercise of
   restricted options                                                        530                300                 86
                                                                    --------------     --------------     --------------
Net cash (used in) financing activities                                  (48,658)           (46,213)           (33,169)
                                                                    --------------     --------------     --------------
Net increase (decrease) in cash and short term investments                    56                (25)               (15)

Cash and short term investments at beginning of period                        35                 60                 75
                                                                    --------------     --------------     --------------
Cash and short term investments at end of period                    $         91       $         35       $         60
                                                                    ==============     ==============     ==============
Supplemental disclosure of cash flow information (Note 6):
   New York City unincorporated business tax paid                   $        140       $        151       $        985
                                                                    ==============     ==============     ==============




   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION
---------------------

         Oppenheimer Capital, L.P. (the "Partnership"), is a publicly traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin") and 99% by its public limited partners ("Unitholders"). The Partnership's sole business is its holding of a 67.5% interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining 32.5% interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

         (a)  Investment in Oppenheimer Capital

         The Partnership accounts for its investment in the Operating Partnership in accordance with the equity method of accounting. The Partnership records as income its proportionate share of the net income of the Operating Partnership and credits distributions from the Operating Partnership to its investment in Oppenheimer Capital. At April 30, 1997, the Partnership had a distribution receivable of $17.1 million from the Operating Partnership that was received on May 30, 1997.

         (b)  Goodwill

         The excess of the initial contribution of capital to the Operating Partnership over fair value of the net assets acquired is being amortized on a straight-line basis over a period of 25 years. Accumulated amortization at April 30, 1997 and 1996 was $25,388,000 and $22,800,000, respectively. Impairment of goodwill is measured on the basis of anticipated undiscounted cash flows. At April 30, 1997, 1996 and 1995, the Partnership determined there was no impairment of goodwill.

         (c)  Other Expenses

         Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal or local income taxes which are obligations of the individual partners. However, under current tax law, the Partnership will be taxed as a corporation beginning in 1998.

                            OPPENHEIMER CAPITAL, L.P.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------
(Continued)


         (d)   Statements of Cash Flows

         For purposes of reporting cash flows, cash and short term investments include highly- liquid investments with maturities of three months or less.

         (e)   Use of Estimates

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


NOTE 3 - NET INCOME PER UNIT
----------------------------

                                                              (In Thousands, Except For Per Unit Amounts)
----------------------------------------------------------------------------------------------------------
                                                                             For the year ended April 30,
                                                                         ---------------------------------
                                                                              1997        1996       1995
                                                                         ---------------------------------
Net income                                                               $  53,326   $  58,596  $  30,821
----------------------------------------------------------------------------------------------------------
Less 1% applicable to the General Partner                                      533         586        308
----------------------------------------------------------------------------------------------------------
Net income available to the Limited Partners                             $  52,793   $  58,010  $  30,513
----------------------------------------------------------------------------------------------------------
Weighted average number of units outstanding                                15,367      15,244     15,136
----------------------------------------------------------------------------------------------------------
Net income per unit                                                      $    3.44   $    3.81  $    2.02
==========================================================================================================


                            OPPENHEIMER CAPITAL, L.P.

NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES
-----------------------------------------------

         (a)  Cash and Short Term Investments

         On occasion the Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by an affiliate. Included in cash and short term investments at April 30, 1997 and 1996 was $1,000 and $34,000, respectively, on deposit with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer, and $90,000 and $1,000, respectively, invested in the OCC Cash Reserves Primary Portfolio, which is managed by Opcap Advisors, an affiliated investment adviser.

         (b)  10% par value Note due 2012 from Oppenheimer Equities, Inc.

         The Partnership has a $32,193,000, 10% par value note due 2012 from Oppenheimer Equities, Inc., ("Equities"), a direct wholly-owned subsidiary of Opfin.

The summary financial position of Equities is as follows:


                                                                                           (In Millions)
----------------------------------------------------------------------------------------------------------
                                                                                          April 30, 1997
                                                                                        ------------------
Total assets                                                                                    $  5,277
----------------------------------------------------------------------------------------------------------
Total liabilities, exclusive of subordinated liabilities                                           4,900
----------------------------------------------------------------------------------------------------------
Liabilities subordinated to claims of general creditors                                                3
----------------------------------------------------------------------------------------------------------
Total shareholder's equity                                                                           374
----------------------------------------------------------------------------------------------------------
Total liabilities and shareholder's equity                                                      $  5,277
==========================================================================================================

         For the year ended April 30,  1997,  Equities'  net income was $52  million on total  revenues of
$974 million.



                            OPPENHEIMER CAPITAL, L.P.

NOTE 5 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
------------------------------------------------------

                                                                        (In Thousands, Except For Per Unit Amounts)
===================================================================================================================
Year ended                                                            First       Second       Third        Fourth
April 30, 1997                                                      Quarter      Quarter     Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $  12,280     $ 13,308    $ 16,196 (1) $  14,262
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $  11,595     $ 12,622    $ 15,511 (1) $  13,598
-------------------------------------------------------------------------------------------------------------------
Net income per unit                                               $     .75     $    .81    $   1.00 (1) $     .88
-------------------------------------------------------------------------------------------------------------------
Distributions declared per unit                                   $     .65     $    .75    $    .95 (2) $    1.15
-------------------------------------------------------------------------------------------------------------------
Market price:
   High                                                           $  30.000     $ 34.500    $ 37.375     $  38.250
   Low                                                            $  27.125     $ 28.000    $ 33.250     $  32.500
===================================================================================================================
Year ended                                                            First       Second       Third        Fourth
April 30, 1996                                                      Quarter      Quarter     Quarter       Quarter
-------------------------------------------------------------------------------------------------------------------
Total revenues                                                    $   9,862     $ 10,527    $ 29,322 (1) $  11,605
-------------------------------------------------------------------------------------------------------------------
Net income                                                        $   9,177     $  9,841    $ 28,637 (1) $  10,941
-------------------------------------------------------------------------------------------------------------------
Net income per unit                                               $     .60     $    .64    $   1.86 (1) $     .71
-------------------------------------------------------------------------------------------------------------------
Distributions declared per unit                                   $     .55     $   .625    $  1.175 (2) $    .825
-------------------------------------------------------------------------------------------------------------------
Market price:
   High                                                           $  24.500     $ 28.000    $ 29.500     $  30.750
   Low                                                            $  21.125     $ 24.000    $ 27.000     $  27.750
===================================================================================================================

(1) Includes  a gain on the  Quest  sale of $1.8  million,  or $.12 per unit in fiscal  1997 and $17.7  million,  or $1.15 per unit in fiscal 1996 (see Note 8).
(2) Includes a special  distribution  related to the Quest sale of $.10 per unit in fiscal 1997 and $.55 per unit in fiscal 1996 (see Note 8).



NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Oppenheimer Capital, L.P. issued 118,516, 118,233 and 93,668 units of limited partner interest under the Restricted Unit and Restricted Option Plans in exchange for an additional .18%, .18% and .14% general partner interest in Oppenheimer Capital for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

                            OPPENHEIMER CAPITAL, L.P.

NOTE 7 - COMPENSATION PLANS
---------------------------

         The Operating Partnership has established a Restricted Unit Plan and a Restricted Option Plan (the "Plan") for the benefit of certain key employees. Pursuant to the Plan, an eligible employee is granted the right to receive a number of units of the Partnership at no cost to the employee ("Rights"), in the case of the Restricted Unit Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. The Partnership transfers to the Operating Partnership the proceeds from the exercise of Options in exchange for an increase in its general partner interest in the Operating Partnership. Opfin and the limited partners of the Partnership incur dilution, in accordance with their respective percentage interests in the Operating Partnership, upon the vesting of Rights and the exercise of Options.

         No compensation cost is recognized in the statements of income by the Operating Partnership for Options granted under the Plan because the exercise price of the Options approximates the market price of the units on the date of grant. Had compensation cost for the Options been recognized based on the fair value of the Options at the date of grant, the Partnership's net income would have been reported as the pro forma amounts indicated below:

                                                  For the year ended April 30,
                                                -------------------------------
                                                    1997               1996
                                                -------------------------------
                                                        (In thousands)
Net Income
     As reported                                $   53,326        $    58,596
     Pro forma                                  $   53,214        $    58,554

Net Income per unit
     As reported                                $     3.44        $      3.81
     Pro forma                                  $     3.43        $      3.80


         For the purpose of the above disclosure, the fair value of each Option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: distribution yield of 7.3% and 8.0%; expected volatility of 21% and 22%; risk-free interest rate of 6.36% and 6.96%; and expected lives of 6 and 7 years.

                            OPPENHEIMER CAPITAL, L.P.

NOTE 8 - GAIN ON QUEST SALE
---------------------------

         Included in "Equity in earnings of Oppenheimer Capital" for the fiscal years ended April 30, 1997 and 1996 are gains resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership. For the years ended April 30, 1997 and 1996, the Partnership recognized gains of $1.8 million, or $0.12 per unit, and $17.7 million, or $1.15 per unit, respectively.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

         (a)  Quest Dual Purpose Fund Sale

         On February 28, 1997, the Operating Partnership entered into an agreement to sell its investment contracts and other business relationships of the Quest for Value Dual Purpose Fund to OFI. On July 18, 1997, the sale was consummated and the Partnership recognized a gain on the sale of $2.8 million, or $0.18 per unit.

         (b)  Sale of Opfin Interest

         On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the first quarter of calendar 1998.

         Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

               OPPENHEIMER CAPITAL

        CONSOLIDATED FINANCIAL STATEMENTS

             APRIL 30, 1997 AND 1996

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


July 22, 1997

To The General Partners of
Oppenheimer Capital

In our opinion, the accompanying statements of financial condition and the related statements of income, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (IN THOUSANDS)


                                                                                                AT APRIL 30,
                                                                                ------------------------------------------
                                                                                      1997                      1996
                                                                                ----------------          ----------------
ASSETS

Cash and short term investments (Notes 1 and 4)                                 $       27,123            $       19,744
Investment management fees receivable                                                   52,357                    43,016
Investments in affiliated mutual funds and other sponsored
    investment products (Note 4)                                                         4,347                     4,644
Furniture, equipment and leasehold improvements at cost
  less accumulated depreciation and amortization of $2,812
  and $2,179 (Note 1)                                                                    3,795                     3,515
Intangible assets, less accumulated amortization of $565
  and $377 (Note 1)                                                                      1,511                     1,699
Other assets                                                                             3,886                     3,720
                                                                                ----------------          ----------------
  TOTAL ASSETS                                                                  $       93,019            $       76,338
                                                                                ================          ================

LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL

LIABILITIES

Accrued employee compensation and benefits                                      $       13,914            $       12,873
Accrued expenses and other liabilities                                                   8,880                     7,168
Note payable (Note 8)                                                                      400                       800
Deferred investment management fees                                                      4,532                     2,870
Distribution payable to partners                                                        25,318                    17,751
                                                                                ----------------          ----------------
  TOTAL LIABILITIES                                                                     53,044                    41,462
                                                                                ----------------          ----------------

Minority interest                                                                          277                       174

PARTNERS' CAPITAL                                                                       39,698                    34,702
                                                                                ----------------          ----------------
  TOTAL LIABILITIES, MINORITY INTEREST
    AND PARTNERS' CAPITAL                                                       $       93,019            $       76,338
                                                                                ================          ================



The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)


                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1997               1996               1995
                                                                    --------------     --------------     --------------
OPERATING REVENUES:

Investment management fees (Note 1)                                 $     175,814      $     151,269      $     119,194
Net distribution assistance and
   commission income (Note 4)                                               4,910              6,051             10,443
Interest and dividends                                                      1,250                895                275
                                                                    --------------     --------------     --------------
TOTAL OPERATING REVENUES                                                  181,974            158,215            129,912
                                                                    --------------     --------------     --------------

OPERATING EXPENSES:

Compensation and benefits (Note 3)                                         77,664             68,781             55,367
Occupancy                                                                   6,572              6,873              6,436
General and administrative                                                 12,494             12,293             10,652
Promotional                                                                 6,334              7,604             10,611
                                                                    --------------     --------------     --------------
TOTAL OPERATING EXPENSES                                                  103,064             95,551             83,066
                                                                    --------------     --------------     --------------
OPERATING INCOME                                                           78,910             62,664             46,846

Gain on Quest sale (Note 6)                                                 2,806             27,725                  -
                                                                    --------------     --------------     --------------
INCOME BEFORE INCOME TAXES AND
   MINORITY INTEREST                                                       81,716             90,389             46,846

Income taxes (Note 5)                                                      (3,198)            (3,627)            (1,201)
                                                                    --------------     --------------     --------------
INCOME BEFORE MINORITY INTEREST                                            78,518             86,762             45,645

Minority interest                                                            (254)              (452)                 -
                                                                    --------------     --------------     --------------
NET INCOME                                                          $      78,264      $      86,310      $      45,645
                                                                    ==============     ==============     ==============



The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                 (IN THOUSANDS)




BALANCE AT APRIL 30, 1994                                        $     12,452

Net income                                                             45,645
Amortization of restricted unit compensation expense                    1,280
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (14,313)
   Oppenheimer Capital, L.P.                                          (30,690)
Contributions by Oppenheimer Capital, L.P.                                 86
                                                                ---------------
BALANCE AT APRIL 30, 1995                                              14,460

Net income                                                             86,310
Amortization of restricted unit compensation expense                    1,691
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (22,247)
   Oppenheimer Capital, L.P.                                          (45,812)
Contributions by Oppenheimer Capital, L.P.                                300
                                                                ---------------
BALANCE AT APRIL 30, 1996                                              34,702

Net income                                                             78,264
Amortization of restricted unit compensation expense                    2,209
Distributions declared to partners:
   Oppenheimer Financial Corp.                                        (24,707)
   Oppenheimer Capital, L.P.                                          (51,300)
Contributions by Oppenheimer Capital, L.P.                                530
                                                                ---------------
BALANCE AT APRIL 30, 1997                                        $     39,698
                                                                ===============







The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                     FOR THE YEAR ENDED
                                                                                          APRIL 30,
                                                                    ----------------------------------------------------
                                                                         1997               1996               1995
                                                                    --------------     --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $     78,264       $     86,310       $     45,645
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of restricted unit compensation expense                     2,209              1,691              1,280
  Depreciation and amortization                                            1,019              2,413              1,082
  Minority interest, net of distributions                                    103                 87                 62
  (Increase) in investment management fees receivable                     (9,341)            (9,839)            (4,517)
  (Increase) decrease in other assets                                       (182)            (1,195)             1,300
  Increase in accrued employee compensation and benefits                   1,041              4,549              1,637
  Increase in accrued expenses and other liabilities                       1,712                290              2,144
  Increase in deferred investment management fees                          1,662              1,154                 93
                                                                    --------------     --------------     --------------
Net cash provided by operating activities                                 76,487             85,460             48,726
                                                                    --------------     --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets                                                 (1,111)              (498)            (1,634)
Intangible assets resulting from acquisitions                                  -                  -             (1,689)
Proceeds from sales of mutual funds shares and other investments           3,132              7,296              2,048
Purchases of mutual funds shares and other investments                    (2,819)            (7,844)            (4,384)
                                                                    --------------     --------------     --------------
Net cash (used in) investing activities                                     (798)            (1,046)            (5,659)
                                                                    --------------     --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments of) proceeds from bank loans                                   -             (9,182)             6,446
Issuance (repayment) of note payable                                        (400)              (400)             1,200
Distributions to partners:
  Oppenheimer Financial Corp.                                            (22,280)           (21,187)           (14,898)
  Oppenheimer Capital, L.P.                                              (46,160)           (43,415)           (30,995)
Contributions by Oppenheimer Capital, L.P.                                   530                300                 86
                                                                    --------------     --------------     --------------
Net cash (used in) financing activities                                  (68,310)           (73,884)           (38,161)
                                                                    --------------     --------------     --------------
Net increase in cash and short term investments                            7,379             10,530              4,906
Cash and short term investments at beginning of period                    19,744              9,214              4,308
                                                                    --------------     --------------     --------------
Cash and short term investments at end of period                    $     27,123       $     19,744       $      9,214
                                                                    ==============     ==============     ==============
Supplemental disclosure of cash flow information:
  Interest paid                                                     $        112       $        638       $        738
                                                                    ==============     ==============     ==============
  New York City unincorporated business tax paid                    $      3,376       $      3,701       $      1,049
                                                                    ==============     ==============     ==============



The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         (a)   Organization and Consolidation

         Oppenheimer Capital (the "Operating Partnership") is a general partnership owned 32.5% by Oppenheimer Financial Corp. ("Opfin") and 67.5% by Oppenheimer Capital, L.P. (the "Partnership"). The Operating Partnership is a registered investment adviser and is part of an affiliated group of companies operating in the financial services industry.

         The consolidated financial statements include the accounts of the Operating Partnership and its subsidiaries, Opcap Advisors ("Advisors"), OCC Distributors ("Distributors") and AMA Investment Advisers, L.P. ("AMA Advisers, L.P.") (collectively, the "Subpartnerships"), Oppenheimer Capital Limited and Oppenheimer Capital Trust Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

                               OPPENHEIMER CAPITAL

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
---------------------------------------------------

         (f)   Intangible Assets

         Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows. At April 30, 1997, 1996 and 1995, the Operating Partnership determined that there was no impairment of the intangible assets.

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


NOTE 2 - LONG TERM LEASE COMMITMENTS
------------------------------------

         The Operating Partnership occupies office premises at various locations, including the Oppenheimer Tower under an agreement to sublease with Oppenheimer & Co., Inc. ("Opco"), an affiliated broker-dealer. The Operating Partnership's lease commitments for office space under operating leases having noncancelable lease terms in excess of one year provide for the following minimum annual rentals:

              Years ending April 30,
              ----------------------

                    1998                                       $   3,919,000
                    1999                                           3,919,000
                    2000                                           3,919,000
                    2001                                           3,640,000
                    2002                                           3,310,000
                    Thereafter                                     8,685,000
                                                               -------------
              Total minimum lease payments                     $  27,392,000
                                                               =============

                               OPPENHEIMER CAPITAL

NOTE 2 - LONG TERM LEASE COMMITMENTS (Continued)
------------------------------------

         The agreements expire at various dates through the fiscal year ending April 30, 2006 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the years ended April 30, 1997, 1996 and 1995 was $5,046,000, $5,348,000 and $5,100,000,
respectively.


NOTE 3 - COMPENSATION PLANS
---------------------------

         The Operating Partnership has established a Restricted Unit Plan and a Restricted Option Plan (the "Plan") for the benefit of certain key employees. Pursuant to the Plan, an eligible employee is granted the right to receive a number of units of the Partnership at no cost to the employee ("Rights"), in the case of the Restricted Unit Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. The Partnership transfers to the Operating Partnership the proceeds from the exercise of Options in exchange for an increase in its general partner interest in the Operating Partnership. Opfin and the limited partners of the Partnership incur dilution, in accordance with their respective percentage interests in the Operating Partnership, upon the vesting of Rights and the exercise of Options. A total of 2,475,000 restricted units and/or restricted options have been authorized under the Plan. The following table shows the Rights granted and the Options granted with exercise prices of $18.125 to $33.75 at April 30, 1997. As a result of the grant of Rights, the Operating Partnership recorded deferred restricted unit compensation expense in partners' capital of $5,977,000, $4,738,000 and $343,000 for the fiscal years ended April 30, 1997,
1996 and 1995, respectively, which amounts are amortized over a five year period. Amortization of $2,209,000, $1,691,000, and $1,280,000 has been recorded for the years ended April 30, 1997, 1996 and 1995, respectively. This amortization results in a charge to compensation and benefits and a corresponding credit to partners' capital.

                               OPPENHEIMER CAPITAL

NOTE 3 - COMPENSATION PLANS (Continued)
---------------------------

                                                                                                               Exercise
                                                                   Rights               Options                   Price
                                                              Outstanding           Outstanding              Per Option
                                                            -------------         -------------       -----------------
Balances at April 30, 1994                                       322,950               141,501          $11.375-$28.125
Rights granted                                                    16,300                     -                        -
Rights canceled                                                   (3,333)                    -                        -
Units issued with respect to Rights                              (88,167)                    -                        -
Options granted                                                        -               140,500          $23.625-$24.875
Options exercised                                                      -                (5,501)         $11.375-$23.875
Options canceled                                                       -                (9,667)          $11.375-$25.00
                                                            -------------         -------------       -----------------
Balances at April 30, 1995                                       247,750               266,833           $13.50-$28.125
Rights granted                                                   188,540                     -                        -
Rights canceled                                                   (8,333)                    -                        -
Units issued with respect to Rights                             (103,200)                    -                        -
Options granted                                                        -               153,000                   $20.75
Options exercised                                                      -               (15,033)           $13.50-$25.00
Options canceled                                                       -               (30,333)          $20.625-$25.00
                                                            -------------         -------------       -----------------
Balances at April 30, 1996                                       324,757               374,467          $18.125-$28.125
Rights granted                                                   207,517                     -                        -
Rights canceled                                                  (14,109)                    -                        -
Units issued with respect to Rights                              (95,851)                    -                        -
Options granted                                                        -               168,500           $29.375-$33.75
Options exercised                                                      -               (22,665)         $18.125-$29.375
Options canceled                                                       -               (24,000)          $20.75-$29.375
                                                            -------------         -------------       -----------------
Balances at April 30, 1997                                       422,314               496,302           $18.125-$33.75
                                                            =============         =============       =================


                               OPPENHEIMER CAPITAL

NOTE 3 - COMPENSATION PLANS (Continued)
---------------------------

         No compensation cost is recognized in the consolidated statements of income for Options granted under the Plan because the exercise price of the Options approximates the market price of the units on the date of grant. Had compensation cost for the Options been recognized based on the fair value of the Options at the date of the grant, the Operating Partnership's net income would have been reported as the pro forma amounts indicated below:

                                                  For the year ended April 30,
                                                -------------------------------
                                                    1997               1996
                                                -------------------------------
                                                        (In thousands)
Net Income
     As reported                                $   78,264        $    86,310
     Pro forma                                  $   78,098        $    86,248


         For the purpose of the above disclosure, the fair value of each Option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997 and fiscal 1996, respectively: distribution yield of 7.3% and 8.0%; expected volatility of 21% and 22%; risk-free interest rate of 6.36% and 6.96%; and expected lives of 6 and 7 years.

                               OPPENHEIMER CAPITAL

NOTE 4 - TRANSACTIONS WITH AFFILIATED COMPANIES
-----------------------------------------------

         (a)   Cash and Short Term Investments

         On occasion the Operating Partnership deposits excess funds with an affiliate and receives interest at money market rates. In addition, excess funds are also invested in a money market fund managed by Advisors. Included in cash and short term investments at April 30, 1997 and 1996 was $35,000 and $275,000, respectively, on deposit with Opco and $1,567,000 and $1,675,000, respectively, invested in the OCC Cash Reserves Primary Portfolio, for which Advisors acts as investment adviser.

         (b) Investments in Affiliated Mutual Funds and Other Sponsored Investment Products

         Investments in affiliated mutual funds and other sponsored investment products are carried at market value.

         (c)   Distribution Assistance Fees and Expenses

         The Operating Partnership receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales-related services in rendering distribution assistance. Payments to Opco for the Quest for Value equity and fixed income mutual funds for the years ended April 30, 1996 and 1995 were recorded as distribution assistance expenses and for financial statement purposes were netted against distribution assistance fees (see note 6). Payments to Opco for OCC Cash Reserves are netted against investment management fees. Such payments totaled $8,902,000, $9,522,000 and $8,496,000 for the years ended April 30,
1997, 1996 and 1995, respectively.

         (d)   Other Services

         Opco provides various services to the Operating Partnership and its subsidiaries at its cost. Charges pursuant to these agreements are not material.

         (e) Affiliated Mutual Funds and Commingled Products - Investment Management Fees

         The Operating Partnership provides investment management services to affiliated mutual funds and other commingled products. For the years ended April 30, 1997, 1996 and 1995 amounts earned for these services totaled $15,382,000, $22,778,000 and $23,088,000, respectively.

                               OPPENHEIMER CAPITAL

NOTE 5 - INCOME TAXES
---------------------

         Although the Operating Partnership is not otherwise subject to Federal, state, or local income taxes, it was subject to New York City unincorporated business tax of $3,143,000, $3,667,000 and $1,201,000, respectively, for the years ended April 30, 1997, 1996 and 1995.

         A domestic corporate subsidiary of the Operating Partnership is subject to Federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

NOTE 6 - GAIN ON QUEST SALE
---------------------------

         On November 22, 1995, the Operating Partnership sold the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership. In fiscal 1997 and 1996, the Operating Partnership received payments of $3.8 million and $41.7 million, respectively, related to the sale, and recognized pre-tax gains of $2.8 million and $27.7 million, respectively.

NOTE 7 - SALE OF SARATOGA CAPITAL MANAGEMENT
--------------------------------------------

         On April 29, 1997, the Operating Partnership completed the sale of its 50% interest in Saratoga Capital Management. The proceeds, which are not significant, will be paid annually to the Operating Partnership over a five year period, ending May 1, 2001. The Operating Partnership continues to manage two portfolios of the Saratoga Advantage Trust, for which it receives subadvisory fees.

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

         (a)  Sale of AMA License

         On May 12, 1997, the Operating Partnership sold its exclusive license to market financial products to members of the American Medical Association for $1 million. The proceeds received from this transaction were used to purchase the remaining 19.9% interest of AMA Advisers, L.P. not owned by the Operating Partnership and Opfin, and to repay the balance of the original acquisition debt incurred to purchase AMA Advisers, L.P. AMA Advisers, L.P. has been renamed 225 Liberty Street Advisers, L.P.

         (b)  Quest Dual Purpose Fund Sale

         On February 28, 1997, the Operating Partnership entered into an agreement to sell its investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund to OFI. On July 18, 1997, the sale was consummated and the Operating Partnership received a payment of $7.0 million and recorded a net gain of $4.2 million.

                               OPPENHEIMER CAPITAL

NOTE 8 - SUBSEQUENT EVENTS (Continued)
--------------------------

         (c)  Sale of Opfin Interest

         On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the first quarter of calendar 1998.

         Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

                                    Part III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

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

                               Age as of
    Name                     April 30, 1997                Positions Held
------------                 --------------            ----------------------
Stephen Robert                     56                  Chairman of the Board
                                                        and Chief Executive
                                                        Officer of Opfin

Nathan Gantcher                    56                  President, Chief
                                                        Operating Officer and
                                                        Director of Opfin

Joseph M. La Motta                 64                  Executive Vice President
                                                        and Director of Opfin;
                                                        Chairman Emeritus of the
                                                        Operating Partnership

George A. Long                     56                  Chairman and Chief
                                                        Executive and Investment
                                                        Officer of the Operating
                                                        Partnership

Roger W. Einiger                   49                  Executive Vice
                                                        President, Chief
                                                        Administrative Officer
                                                        and Director of Opfin

Sheldon M. Siegel                  54                  Managing Director and
                                                        Chief Financial Officer
                                                        of the Operating
                                                        Partnership

Frederick M. Bohen                 60                  Director of Opfin

Michael C. Stoddart                65                  Director of Opfin


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

         Mr. La Motta has been a director of Opfin since January 1986; Executive Vice President of Opfin since February 1986; Executive Vice President and a director of OGI since February 1986; Executive Vice President of Opco from July 1985 to September 1993; Chief Executive Officer of the Operating Partnership and its predecessor from January 1984 to July 1997; President of the Operating
Partnership  from  January  1984  to  April  1996;  Chairman  of  the  Operating
Partnership from May 1996 to July 1997; Chairman Emeritus of the Operating Partnership since July 1997; and an executive officer or a director of current and/or former affiliates of Opfin.

         Mr. Long has been Chairman and Chief Executive Officer of the Operating Partnership since July 1997; President of the Operating Partnership from May 1996 to July 1997; a Managing Director of the Operating Partnership and its predecessor from September 1982 to April 30, 1996; and Chief Investment Officer of the Operating Partnership and its predecessor since January 1987.

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

Item 11.  Executive Compensation
--------------------------------

         The Partnership does not have any employees.

         The following summary compensation table sets forth compensation awarded to, earned by or paid to each of the three executive officers of the Operating Partnership for the three years ended April 30, 1997 for services rendered in all capacities to the Operating Partnership and its Subpartnerships. The officers of the Operating Partnership perform management functions on behalf of the Partnership; however, the Partnership is not charged directly for any compensation paid by the Operating Partnership. However, the Partnership is charged to the extent of its pro rata share of the Operating Partnership's profits for any compensation paid by the Operating Partnership.


                                                                                                All Other
         Name and              Year Ended               Annual Compensation                   Compensation
    Principal Position          April 30,         Salary ($)            Bonus ($)                ($) (1)
    ------------------         ----------         ----------            ---------             ------------
Joseph M. La Motta                 1997             500,000             3,573,000 (2)             11,000
Chairman Emeritus                  1996             500,000             3,825,000 (2)             11,000
of the Operating                   1995             500,000             2,200,000                 11,000
Partnership

George A. Long                     1997             350,000             3,573,000 (2)             10,000
Chairman and                       1996             350,000             3,825,000 (2)             10,000
Chief Executive                    1995             350,000             2,000,000                  7,000
and Investment Officer
of the Operating
Partnership

Sheldon M. Siegel                  1997             175,000             1,122,000 (2)              7,000
Managing Director and              1996             175,000             1,417,000 (2)              7,000
Chief Financial                    1995             150,000               650,000                  6,000
Officer of the
Operating Partnership



         (1) Represents amounts paid by the Operating Partnership as insurance premiums on behalf of each executive officer.

         (2) Includes a special bonus related to the Quest sale of $117,000, $117,000, and $38,000 in fiscal 1997 and $1,000,000, $1,000,000, and $548,000 in fiscal 1996 paid to Messrs. La Motta, Long, and Siegel, respectively.


Compensation Committee Interlocks and Insider Participation.
------------------------------------------------------------
         Joseph M. La Motta, the Chairman Emeritus of the Operating Partnership, serves on the board of directors of Opfin, which is the general partner of the Partnership and the managing general partner of the Operating Partnership (the "Managing General Partner") (along with Messrs. Robert, Gantcher and Einiger) and participated in deliberations of such board concerning executive compensation.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Disclosure of Beneficial Interest
---------------------------------

         The following table shows at July 18, 1997, the beneficial ownership of the units held by each director of Opfin, each executive officer of the Operating Partnership and all directors and executive officers as a group:


                                                 Amount and Nature of                      Percent of
Name of Beneficial Owner                         Beneficial Ownership                         Class
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
                                                 ====================                      ==========
* Less than .01%



         (1) At July 18, 1997, Opfin held a 1% general partner interest in the Partnership and a 32.4% managing general partnership interest in the Operating Partnership. Opfin, in turn, is indirectly controlled by Oppenheimer & Co., L.P., a limited partnership, of which Messrs. Robert and Gantcher serve as managing general partners.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

Intercompany Relationship - Conflicts of Interest
-------------------------------------------------

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

Allocation of Costs and Business Opportunities
----------------------------------------------

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

         Although both the Operating Partnership and Opco provide investment management services, actual conflicts between them seldom arise. The Managing General Partner intends to make determinations on behalf of the Operating Partnership as to appropriate business opportunities, consistent with its past practices. Nevertheless, if conflicts arise between the Operating Partnership and Opfin, a three-person Conflicts Committee, consisting of Joseph M. La Motta, Chairman Emeritus of the Operating Partnership, Stephen Robert, Chairman of the Board and Chief Executive Officer of Opfin, and an unaffiliated Board member of Opfin, has the authority to resolve such conflicts.

         Administrative, overhead or facilities (e.g., occupancy costs and telephone) are provided to the Operating Partnership by Opfin and its affiliates. The Operating Partnership is charged approximate cost, which may, in some cases, be determined on the basis of a reasonable allocation. To the extent Opfin or its affiliates perform services which are in the ordinary course of its business (e.g., brokerage, trading, investment banking or underwriting), the Partnership or the Operating Partnership will be charged an amount which is no greater than that which would be charged by a comparable unaffiliated third party. Opfin was reimbursed $3.1 million by the Operating Partnership for the Operating Partnership's share of occupancy costs during fiscal 1997, all other expenses charged by Opfin to the Operating Partnership were not material.

Allocation of Management Time
-----------------------------

         Other than Mr. La Motta, the Chairman Emeritus of the Operating Partnership who devotes substantially all of his time to the Operating Partnership, the remaining officers and directors of Opfin are also officers and directors of other businesses affiliated with Opfin and devote substantially all of their time to the affairs of Opfin and other affiliated businesses. However, the non-executive employees of the Operating Partnership devote their full time to the business of the Operating Partnership.


Transactions with Affiliated Companies
--------------------------------------

         Opco receives brokerage commissions on trades executed on behalf of the Operating Partnership's management clients and fees on mutual fund distribution services and expects to receive fees from the Operating Partnership for investment banking and underwriting services. In fiscal 1996, prior to the Quest sale, Opco was the Operating Partnership's largest distributor of load mutual funds and received sales concessions from the Operating Partnership of $3.3 million on Quest For Value mutual fund sales. In fiscal 1997, Opco distributed certain of the Operating Partnership's cash management products and received sales concessions and distribution payments totaling $8.9 million.

                                     Part IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

   (a)(1) Please see the index in item 8 for a list of the financial statements filed as part of this report.

      (2) Please see the index in item 8 for a list of the financial statements filed as part of this report.

      (3) The following exhibits are filed as part of this report:

           21     List of subsidiaries

           23     Consent of Independent Public Accountant

           27     Financial data schedule

           99 Oppenheimer Equities, Inc. and Subsidiaries Financial Statements for the Years Ended April 30, 1997 and 1996.

   (b) The Partnership did not file any Reports on Form 8-K during the three months ended April 30, 1997. The Partnership did file a Report on Form 8-K on August 30, 1995.

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

                            OPPENHEIMER CAPITAL, L.P.
                            -------------------------
                                  (Registrant)

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

    Signature                          Title                          Date
-----------------             -----------------------            --------------

/s/ Stephen Robert
------------------
    Stephen Robert            Chairman of the Board,
                               Chief Executive Officer
                               of Opfin                          July 18, 1997

/s/ Nathan Gantcher
-------------------
    Nathan Gantcher           President, Chief Operating
                               Officer and Director of
                               Opfin                             July 18, 1997

/s/ George A. Long
-------------------
    George A. Long            Chairman, Chief Executive
                               and Chief Investment Officer
                               of the Operating Partnership      July 18, 1997

/s/ Joseph M. La Motta
----------------------
    Joseph M. La Motta        Executive Vice President and
                               Director of Opfin; Chairman
                               Emeritus of the Operating
                               Partnership                       July 18, 1997

/s/ Roger W. Einiger
--------------------
    Roger W. Einiger          Executive Vice President,
                               Chief Administrative Officer
                               and Director of Opfin             July 18, 1997

/s/ Sheldon M. Siegel
---------------------
    Sheldon M. Siegel         Managing Director and Chief
                               Financial Officer of the
                               Operating Partnership             July 18, 1997


----------------------
    Frederick M. Bohen        Director of Opfin                  July __, 1997

/s/ Michael C. Stoddart
-----------------------
    Michael C. Stoddart       Director of Opfin                  July 18, 1997

                                                                 EXHIBIT 21



                               OPPENHEIMER CAPITAL

         The following list sets forth, as of July 18, 1997, the name of Oppenheimer Capital and each of its Subpartnerships and/or Subsidiaries and the states or other jurisdictions under which they are organized.


                                                       State or Jurisdiction
               Entity                                  under which organized
--------------------------------                       ---------------------

Oppenheimer Capital                                           Delaware

Opcap Advisors                                                Delaware

OCC Distributors                                              Delaware

Oppenheimer Capital Limited                                United Kingdom

225 Liberty Street Advisers, L.P.                             Delaware

Oppenheimer Capital Trust Company                             New York

                                                                 EXHIBIT 23


                       Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-35584) of Oppenheimer Capital, L.P. of our reports dated July 22, 1997 appearing on pages F-2 and F-14 of the Oppenheimer
Capital,  L.P. Annual Report on Form 10-K for the year ended April 30, 1997.



PRICE WATERHOUSE LLP


New York, New York
July 28, 1997

                                                                 EXHIBIT 99












          OPPENHEIMER EQUITIES, INC.
               AND SUBSIDIARIES


      CONSOLIDATED FINANCIAL STATEMENTS


             FOR THE YEARS ENDED
           APRIL 30, 1997 AND 1996

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

CONSOLIDATED STATEMENTS OF INCOME                                    E - 5

CONSOLIDATED STATEMENTS OF CHANGES IN
  SHAREHOLDER'S EQUITY                                               E - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                E - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           E - 9

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------


June 23, 1997, except as to Note 14, which is as of July 22, 1997

To the Board of Directors
and Shareholder of
Oppenheimer Equities, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in shareholder's equity and cash flows present fairly, in all material respects, the financial position of Oppenheimer Equities, Inc. and its subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                     ASSETS



                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
Cash                                                                            $     25,262     $    10,364
Cash segregated pursuant to Federal and
  other regulations                                                                    1,709           1,587
Securities borrowed                                                                2,050,470       1,598,114
Receivables from broker-dealers and clearing
  organizations                                                                      119,130          97,700
Receivables from customers                                                           687,436         736,986
Securities owned - at market value                                                 1,140,113       1,211,453
Securities purchased under agreements to resell                                    1,036,946         638,870
Exchange memberships - at cost
 (market value $9,530 and $8,549, respectively)                                        1,434           1,434
Furniture, fixtures and leasehold improvements - at
 cost less accumulated depreciation and
 amortization of $40,005 and $34,779, respectively                                    22,861          19,331
Goodwill                                                                               2,882           3,079
Note receivable from affiliate                                                        69,700          69,700
Other assets                                                                         119,089          80,929
                                                                                ------------------------------

      TOTAL ASSETS                                                              $  5,277,032     $ 4,469,547
                                                                                ==============================













   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                        (In thousands, except share data)

                      LIABILITIES AND SHAREHOLDER'S EQUITY


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
Short-term borrowings                                                           $    229,077    $    170,733
Drafts payable                                                                        10,785          22,923
Securities sold under agreements to repurchase                                       830,198         733,555
Securities loaned                                                                  1,996,459       1,349,683
Payables to broker-dealers and clearing organizations                                285,743         304,818
Payables to customers                                                                315,363         326,986
Securities sold but not yet purchased - at market value                              884,415         897,975
Accrued employee compensation and benefits                                           139,333         117,327
Notes payable                                                                         90,000          90,000
Note payable to affiliate                                                             32,193          32,193
Other liabilities and accrued expenses                                                85,912          88,788
                                                                                ------------------------------
      TOTAL LIABILITIES                                                            4,899,478       4,134,981
                                                                                ------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 11)

LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL
  CREDITORS                                                                            3,077           3,493
                                                                                ------------------------------

SHAREHOLDER'S EQUITY
  Series A Preferred stock, par value $.01 per share;
    6,581 shares authorized; 6,581 shares issued
    and outstanding                                                                        -               -
  Common stock, par value $1 per share;
    1,000 shares authorized; 1,000 shares
    issued and outstanding                                                                 1               1
  Additional paid-in capital                                                         145,937         141,242
  Retained earnings                                                                  228,539         189,830
                                                                                ------------------------------

      TOTAL SHAREHOLDER'S EQUITY                                                     374,477         331,073
                                                                                ------------------------------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                $  5,277,032    $  4,469,547
                                                                                ==============================




   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In thousands)


                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
REVENUES
  Commissions                                                                   $    284,391    $    279,331
  Trading and investments                                                            211,511         209,846
  Investment banking                                                                 126,959          96,845
  Investment management fees                                                          92,947          59,415
  Interest and dividends                                                             232,435         235,477
  Other                                                                               25,786          20,923
                                                                                ------------------------------

      TOTAL REVENUES                                                                 974,029         901,837
                                                                                ------------------------------

EXPENSES
  Employee compensation and benefits                                                 477,951         420,927
  Occupancy and equipment                                                             58,523          55,937
  Data processing and communications                                                  59,783          51,038
  Brokerage, exchange and clearance fees                                              45,944          50,068
  Interest                                                                           188,828         194,142
  Other                                                                               68,568          57,778
                                                                                ------------------------------

      TOTAL EXPENSES                                                                 899,597         829,890
                                                                                ------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                                      74,432          71,947

INCOME TAX EXPENSE                                                                    22,649          28,433
                                                                                ------------------------------

NET INCOME                                                                      $     51,783    $     43,514
                                                                                ==============================











   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                 (In thousands)





                                                                               Additional
                                               Preferred         Common         Paid-in         Retained
                                                 Stock           Stock          Capital         Earnings         Total
                                             --------------------------------------------------------------------------------
Balances at April 30, 1995                   $       -         $       1      $   136,427     $   153,419      $   289,847

Net income                                                                                         43,514           43,514

Contributed capital                                                                 4,815                            4,815

Dividends paid on preferred
  stock                                                                                            (7,103)          (7,103)
                                             --------------------------------------------------------------------------------

Balances at April 30, 1996                           -                 1          141,242         189,830          331,073

Net income                                                                                         51,783           51,783

Contributed capital                                                                 4,695                            4,695

Dividends paid on preferred
  stock                                                                                           (13,074)         (13,074)
                                             --------------------------------------------------------------------------------

Balances at April 30, 1997                   $       -         $       1      $   145,937     $   228,539      $   374,477
                                             ================================================================================

















   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
Cash flows from operating activities:
   Net income                                                                   $     51,783    $     43,514
   Adjustments to reconcile net income to net
      cash (used in) provided by operating activities:
         Non-cash charges included in net income:
            Deferred income tax expense                                                4,587           4,343
            Depreciation and amortization                                              5,510           4,455
            Amortization of goodwill                                                     197             197
         (Increases) decreases in assets:
            Cash segregated pursuant to Federal and other regulations                   (122)           (812)
            Securities borrowed                                                     (452,356)       (139,681)
            Receivables from broker-dealers and
              clearing organizations                                                 (21,430)        (34,314)
            Receivables from customers                                                49,550         (99,623)
            Securities owned                                                          71,340        (390,903)
            Securities purchased under agreements to resell                         (398,076)       (191,584)
            Other assets                                                             (42,747)          5,711
          Increases (decreases) in liabilities:
            Drafts payable                                                           (12,138)         (2,495)
            Securities sold under agreements to repurchase                            96,643         261,657
            Securities loaned                                                        646,776         (33,319)
            Payables to broker-dealers and clearing organizations                    (19,075)         (9,308)
            Payables to customers                                                    (11,623)         89,485
            Securities sold but not yet purchased                                    (13,560)        442,906
            Accrued employee compensation and benefits                                22,006          52,446
            Other liabilities and accrued expenses                                    (2,876)         25,840
                                                                                ------------------------------

                NET CASH (USED IN) PROVIDED BY
                OPERATING ACTIVITIES                                                 (25,611)         28,515
                                                                                ------------------------------







   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                                 (In thousands)


                                                                                      For the Year Ended
                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
Cash flows (used in) investing activities:
   Sales (purchases) of:
     Furniture, fixtures and leasehold improvements - net                             (9,040)         (5,568)
                                                                                ------------------------------

                NET CASH (USED IN) INVESTING
                ACTIVITIES                                                            (9,040)         (5,568)
                                                                                ------------------------------

Cash flows from financing activities:
   Net increase (decrease) in:
       Short-term borrowings                                                          58,344         (22,267)
     Additions to Account Executive Subordinated Indebtedness                            189             242
     Payments on Account Executive Subordinated Indebtedness                            (605)           (687)
     Contributed capital                                                               4,695           4,815
     Dividends paid on preferred stock                                               (13,074)         (7,103)
                                                                                ------------------------------


                NET CASH PROVIDED BY (USED IN)
                FINANCING ACTIVITIES                                                  49,549         (25,000)
                                                                                ------------------------------

NET INCREASE (DECREASE) IN CASH                                                       14,898          (2,053)

Cash, beginning of year                                                               10,364          12,417
                                                                                ------------------------------

Cash, end of year                                                               $     25,262    $     10,364
                                                                                ==============================



SUPPLEMENTARY DISCLOSURE OF CASH FLOWS INFORMATION

Interest paid approximated $184,148,000 and $192,740,000 for the years ended April 30, 1997 and 1996, respectively, and net payments to an affiliate under a tax sharing agreement approximated $19,917,000 and $16,181,000, respectively.







   The accompanying notes are an integral part of these financial statements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 1997 AND 1996


NOTE l.  SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

         (a)   Ownership and Consolidation

          The consolidated financial statements include the accounts of Oppenheimer Equities, Inc. ("Equities") and its wholly-owned subsidiaries
(collectively,   the  "Company").  Oppenheimer Group, Inc. ("OGI") has a 100%
ownership interest in Oppenheimer Financial Corp. ("OPFIN") who in turn has a 100% ownership interest in Equities. Oppenheimer Holdings, Inc. ("OHI") is a wholly-owned subsidiary of Equities and has a 100% ownership interest in the Company's principal subsidiary, Oppenheimer & Co., Inc. ("OPCO"), a registered broker-dealer. All material intercompany balances and transactions have been eliminated.

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

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

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

         (g)   Goodwill

          The excess of cost over the value of certain assets acquired in 1982 is reflected as goodwill and amortized on a straight-line basis over a period of 30 years. At April 30, 1997 and 1996, the accumulated amortization was $3,027,000 and $2,830,000, respectively.


NOTE 2.  CASH SEGREGATED PURSUANT TO FEDERAL AND OTHER REGULATIONS
------------------------------------------------------------------

         Cash segregated pursuant to Federal and other regulations includes cash segregated under the requirements of the Commodity Exchange Act and represents funds deposited by customers and funds accruing to customers as a result of trades or contracts.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 3.  RECEIVABLES FROM AND PAYABLES TO CUSTOMERS
---------------------------------------------------

         Balances receivable from customers are generally collateralized by marketable securities. Payables to customers primarily represent free credit balances of customers and amounts payable against receipts of marketable securities.

         Receivables from customers are net of an allowance for doubtful accounts of $2,437,000 and $2,847,000 at April 30, 1997 and 1996, respectively.


NOTE 4.  SECURITIES OWNED AND SECURITIES SOLD BUT NOT YET PURCHASED
-------------------------------------------------------------------

         The positions at April 30, 1997 and 1996 are recorded at market value and consist of the following securities:


                                                                                        Sold But Not
                                                           Owned                       Yet Purchased
                                                         April 30,                       April 30,
                                                  -----------------------         -----------------------
                                                     1997         1996               1997         1996
                                                  -------------------------------------------------------
                                                                      (In thousands)
U.S. Government and
   Agency Obligations                             $   824,886  $   972,035        $  794,012   $  821,477

State and Municipal
   Obligations                                         37,640       20,616             1,595          926

Corporate Bonds                                       147,594       80,775            43,902       16,739

Stocks and Warrants                                   127,465      134,187            43,834       58,517

Other                                                   2,528        3,840             1,072          316
                                                  -------------------------------------------------------

                                                  $ 1,140,113  $ 1,211,453        $  884,415   $  897,975
                                                  =======================================================


                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 5.  SHORT-TERM BORROWINGS
------------------------------

         Short-term borrowings are obtained from banks generally at market rates and include both secured and unsecured borrowings payable upon demand, as follows:


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
                                                                                        (In thousands)
Borrowings secured by:
  Securities owned (market value
    $15,379,000 and $40,908,000,
    respectively)                                                               $     12,330    $     23,000
  Securities owned by customers
    (market value $2,663,000 and
    $46,078,000, respectively)                                                           980          34,230
                                                                                ------------------------------

        Total secured borrowings                                                      13,310          57,230

Unsecured borrowings                                                                 215,767         113,503
                                                                                ------------------------------

        Total short-term borrowings                                             $    229,077    $    170,733
                                                                                ==============================



         The Company has satisfied collateral requirements with clearing corporations and others at April 30, 1997 by obtaining letters of credit in the aggregate amount of $82,500,000, which are secured by firm-owned securities (market value $105,277,000), and unsecured letters of credit in the aggregate amount of $75,100,000.


NOTE 6.  NOTES PAYABLE
----------------------

         On June 15, 1994, the Company issued $32,500,000 of 8.98% Series A Senior Secured Notes which mature on June 15, 1999 and $57,500,000 of 9.10% Series B Senior Secured Notes which mature on June 15, 2000. The note purchase agreement requires the Company to maintain certain financial levels and places restrictions on certain business transactions. As of April 30, 1997, the Company was in compliance with these requirements.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 7.  COMMITMENTS AND CONTINGENCIES
--------------------------------------

         (a)   Long-Term Lease Commitments

          The Company occupies office premises under non-cancelable leases expiring at various dates through 2013. The Company's principal offices are located at Oppenheimer Tower, World Financial Center, New York, New York. At April 30, 1997, aggregate minimum rental commitments for office space leases are $32,453,000, $31,448,000, $30,475,000, $30,496,000 and $31,200,000 for each of the years ending April 30, 1998 through April 30, 2002, respectively, and $134,620,000 in aggregate thereafter. Such rentals include only fixed rentals. The leases contain provisions for additional charges for operating expenses. For the years ended April 30, 1997 and 1996, rent expense was $36,962,000 and $34,165,000, respectively, net of sublease income of $6,149,000 and $6,687,000, respectively.

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

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 8.  LIABILITIES SUBORDINATED TO CLAIMS OF GENERAL CREDITORS
----------------------------------------------------------------

         Liabilities subordinated to claims of general creditors consist of Account Executive Subordinated Indebtedness of $3,077,000 and $3,493,000 at April 30, 1997 and 1996, respectively.

         The liabilities subordinated to claims of general creditors are subordinated to all existing and future claims of all non-subordinated creditors of the Company and constitute part of the Company's Net Capital under the Securities and Exchange Commission's (the "SEC") Uniform Net Capital Rule 15c3-1 (the "Uniform Net Capital Rule"), Commodity Exchange, Inc. ("COMEX") Rule 7.01 and Commodity Futures Trading Commission (ACFTC@) Regulation 1.17(d) and 1.17(h) and may be repaid only if, after giving effect to such repayment, the Company meets the specified requirements of the SEC, COMEX and CFTC.

         (a)   The Capital Loan

          On December 28, 1993, OPCO entered into a Senior Subordinated Revolving/Term Loan commitment (the "Capital Loan") with a group of banks which are committed to lend, at OPCO's option, a maximum of $50,000,000. The Capital Loan will be a revolving loan until December 28, 1997 at which time it will convert to a term loan due one year later. The Capital Loan interest is based on an index of the lender's reference rate and will be senior in right of payment to the Debentures. At April 30, 1997, there was no outstanding balance on this loan.

         (b)   Account Executive Subordinated Indebtedness

          Account Executive Subordinated Indebtedness represents unpaid bonuses plus accrued interest related to plan years prior to May 1, 1991 under an Account Executive Bonus Plan and subordinated debt agreement for retail sales account executives who met certain eligibility requirements. These bonus earnings were payable at the employee's option to the employee upon vesting, which occurred over a five year period. Unpaid balances accrue interest annually at a rate equal to the Company's average base lending rate. Effective May 1, 1991, bonuses declared under the Account Executive Bonus Plan are no longer subject to a subordinated debt agreement.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 9.  INCOME TAXES
---------------------

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

         (b)   Income Tax Expense

          The effective income tax rates for the years ended April 30, 1997 and 1996 differ from the statutory Federal tax rate for the following reasons:


                                                                                         For the Year
                                                                                        Ended April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
Statutory Federal income tax rate                                                      35%             35%
Exempt interest income                                                                 (1)             (1)
State and city income taxes, net
  of Federal taxes                                                                      9              11
Allocation of current tax benefits
  realized by an affiliate from a
  certain limited partnership
  interest (see (a) above)                                                            (15)             (8)
Foreign operations                                                                      -               1
Disallowed expenses                                                                     2               1
Other, net                                                                              -               1
                                                                                ------------------------------
      Effective income tax rate                                                        30%             40%
                                                                                ==============================



                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES


                                                                                         For the Year
                                                                                        Ended April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
                                                                                         (In thousands)
Income tax expense consists of the following:
    Current:    Federal income taxes                                            $   9,133       $  14,014
                Foreign income taxes                                               (1,080)            497
                State and city income taxes                                        10,009           9,789
                                                                                ------------------------------
                                                                                   18,062          24,300
                                                                                ------------------------------

   Deferred:    Federal income taxes                                                3,791           2,175
                State and city income taxes                                           796           1,958
                                                                                ------------------------------
                                                                                    4,587           4,133
                                                                                ------------------------------
      Total income tax expense                                                  $  22,649       $  28,433
                                                                                ==============================



         (c)   Income Taxes Payable to and Receivable From Affiliate

         Included in other assets at April 30, 1997 and 1996 are deferred income taxes receivable of $6,245,000 and $10,832,000, respectively. Included in other liabilities and accrued expenses at April 30, 1997 and 1996 are current income taxes payable of $5,552,000 and $5,659,000, respectively.

                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
                                                                                        (In thousands)
The deferred tax receivable consists of the following items:
    Deferred compensation and other
      accrued expenses                                                          $    15,999     $    17,703
    Investment in partnerships                                                       (6,575)         (3,698)
    Net unrealized appreciation in trading
      and investment accounts                                                        (3,882)         (3,269)
    Depreciation                                                                      1,086             648
    Other                                                                              (383)           (552)
                                                                                ------------------------------
      Total                                                                     $     6,245     $    10,832
                                                                                ==============================


                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 10.  TRANSACTIONS WITH AFFILIATED COMPANIES
------------------------------------------------

         (a)   Investment Management Fees

          The Company received investment management fees from affiliated entities in the amounts of $30,533,000 and $14,547,000 during the years ended April 30, 1997 and 1996, respectively.

         (b)   Other Services

         Under the terms of a service agreement with OGI, the Company paid $10,686,000 and $9,392,000 during the years ended April 30, 1997 and 1996, respectively, for certain services provided to the Company by OGI. The Company provides various services to certain of its affiliates without charge or at the Company=s cost. The cost of providing services without charge is not material.

         (c)   Other Receivables and Payables

          The Company loans and borrows funds to or from affiliates including its parent and indirect parents. Other assets includes non-interest bearing receivables from affiliates in the amounts of $10,290,000 and $9,547,000 at April 30, 1997 and 1996, respectively. At April 30, 1997 and 1996, other liabilities includes $13,005,000 and $17,095,000, respectively, of non-interest bearing payables to affiliates.

         (d)   Notes With Affiliates

          Note receivable from affiliate represents a $69,700,000 note maturing in 1997 bearing 10 1/2% interest, receivable from OGI. Note payable to affiliate represents a $32,193,000 note to Oppenheimer Capital, L.P., maturing in 2012 and bearing interest at 10%.


NOTE 11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND CONCENTRATION OF
-------------------------------------------------------------------------------
CREDIT RISK
-----------

         In the normal course of business, the Company enters into securities transactions. If the securities subject to such transactions are not in the possession of the Company, the Company is subject to risk of loss if the security is not received and the market value has increased over the contract amount of the transactions.

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         The Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded this obligation in the financial statements at the April 30, 1997 market value of the securities. The Company will incur a loss if the market price of the securities increases subsequent to April 30, 1997.

         The Company enters into various transactions in financial instruments with off-balance-sheet risk in order to meet the needs of its clients, to manage its exposure to market risks and in connection with its normal proprietary trading activities. These transactions include the purchase and sale of forward and futures contracts, when issued securities, the writing of exchange traded or over-the-counter options and swap agreements. Each of these transactions contains varying degrees of off-balance-sheet risks. Risks arise in financial futures, forward contracts, when issued securities and swap agreements from unfavorable changes in currency exchange rates or in the market price of the underlying financial instruments. In written options contracts, the firm receives premiums at the outset and then bears the risk of unfavorable changes in market values of the underlying instruments.

         The contractual or notional amounts of these instruments are set forth below:


                                                                                           April 30,
                                                                                ------------------------------
                                                                                     1997            1996
                                                                                ------------------------------
                                                                                        (In thousands)
Financial Futures Contracts:
     Commitments to purchase                                                    $   235,078     $   460,270
     Commitments to sell                                                            148,327         469,228

Forward Foreign Currency Contracts:
     Commitments to purchase                                                         66,928          16,223
     Commitments to sell                                                             71,894          22,014

Options written:
     Securities and stock indexes                                                    34,624          57,243
     Interest rate and other                                                              -           5,550

Swap Agreements:
     Equity swaps                                                                     5,735               -

When Issued Securities:
     Securities purchased                                                             3,923               -
     Securities sold                                                                    149               -


                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         The notional or contractual amounts above do not represent the potential market risk to the Company but are an indication of the volume of these transactions. Generally, these instruments are hedged with offsetting positions or are utilized to reduce the Company's market risk.

         The notional or contractual amounts of these instruments do not represent the Company's exposure to credit risk. Credit risk arises from the failure of the counterparty to perform according to the terms of the contract. The Company's exposure to credit risk associated with these contracts is limited to the current cost of replacing the contracts.

         In the normal course of business, the Company executes, as agent, securities and commodities transactions on behalf of its customers. If either the customer or a counterparty fails to perform, the Company may be required to discharge the obligations of the non-performing party. In such circumstances, the Company may sustain a loss if the market value of the security or futures contract is different from the contract value of the transaction.

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

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

NOTE 12.  DERIVATIVE INSTRUMENTS
--------------------------------

         Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments", requires the disclosure of information regarding derivative instruments, which include financial futures, forward contracts, options, swap agreements and when issued securities.

         (a)   Fair Value and Average Fair Value

         Derivative instruments held for trading purposes are reflected at fair value at April 30, 1997. The following table presents the fair value and average fair value (calculated using month end balances) of derivative financial instruments at and for the year ended April 30, 1997.

                                                                   Average
                                                      Fair          Fair
                                                      Value         Value
                                                    ----------------------
                                                        (In thousands)
Assets
Financial futures contracts                         $    226      $   924
Forward contracts                                        533        1,521
Options                                                2,528        2,532
Swap agreements                                          326          120
When issued securities                                     9            8

Liabilities
Financial futures contracts                                -        1,710
Forward contracts                                        381        1,422
Options                                                1,072          960
Swap agreements                                          103           62
When issued securities                                     -            1

                   OPPENHEIMER EQUITIES, INC. AND SUBSIDIARIES

         (b)   Trading and Investment Revenue

         Trading and investment revenue for the year ended April 30, 1997, originated from the following:

                                                           (In thousands)
Equity Instruments - (including Convertible,
 and related Derivatives)                                   $    123,686

Debt Instruments - (including U.S. Government,
 Government Agencies, Mortgage Backed, Money Market,
 Corporate and Municipal Debt, High Yield
 and related Derivatives)                                         87,825
                                                           --------------
  Total Trading and Investment Revenue                      $    211,511
                                                           ==============


NOTE 13. NET CAPITAL REQUIREMENTS
---------------------------------

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

         At April 30, 1997, OPCO's Net Capital under the Uniform Net Capital Rule was $175,530,000 and the amounts in excess of 2%, 4% and 5% of Aggregate Debit Items were $158,297,000, $141,064,000 and $132,447,000, respectively.

         As a Futures Commission Merchant regulated by the CFTC, OPCO is subject to the minimum capital requirements adopted and administered by the CFTC and by certain commodity exchanges in the United States and overseas. In the United
States, OPCO is required to maintain "adjusted net capital" equivalent to $250,000 or 4% of funds required to be segregated, as defined by the CFTC, whichever is greater.

         OPCO is required to maintain net capital in accordance with the Uniform Net Capital Rule or CFTC Regulation 1.17, whichever is greater. At April 30, 1997, OPCO had a net capital requirement of $17,233,000.


NOTE 14. SUBSEQUENT EVENT
-------------------------

         On July 22, 1997, CIBC Wood Gundy Securities Corp. ("CIBC") entered into an agreement to acquire OHI for $350,000,000 in cash. In addition, a retention pool of up to $175,000,000 will be paid out over a period of up to three years. This transaction is subject to various approvals.