Form 10-Q
period 1997-07-31
OPPENHEIMER CAPITAL L P /DE/
filed 1997-09-15
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     X    EXCHANGE ACT OF 1934.
  ------
          For the quarterly period ended  July 31, 1997
                                         ---------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       The issuer is a Limited Partnership. There were 15,432,431 Units of limited partnership interest outstanding at September 10, 1997.

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

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)



                                                                   At July 31, 1997            At April 30, 1997
                                                                --------------------         --------------------

                                     ASSETS
Cash and short term investments                                   $            101             $             91

Investment in Oppenheimer Capital                                           32,640                       26,796

Distribution receivable (Note 3)                                            14,050                       17,090

10%  note due 2012 from Oppenheimer Equities, Inc.                          32,193                       32,193

Interest receivable                                                            538                          538

Other assets                                                                   138                          136

Goodwill, net                                                               38,653                       39,305
                                                                --------------------         --------------------
     TOTAL ASSETS                                                 $        118,313             $        116,149
                                                                ====================         ====================


                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                                  $         14,806             $         17,858
                                                                --------------------         --------------------
     TOTAL LIABILITIES                                                      14,806                       17,858
                                                                --------------------         --------------------

General partner's capital                                                    1,049                          996

Limited partners' capital;  15,429,298 and 15,373,586
  Units outstanding, respectively                                          102,458                       97,295
                                                                --------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                               103,507                       98,291
                                                                --------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                         $        118,313             $        116,149
                                                                ====================         ====================






   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)


                                                                                          Three Months Ended
                                                                                               July 31,
                                                                                      --------------------------
                                                                                          1997          1996
                                                                                      ------------  ------------
REVENUES

Equity in earnings of Oppenheimer Capital:

   Operating earnings                                                                 $    15,963   $    11,468

   Gain on Quest sale (Note 6)                                                              2,809             -
                                                                                      ------------  ------------
     Total equity in earnings of Oppenheimer Capital                                       18,772        11,468

Interest                                                                                      813           812
                                                                                      ------------  ------------
     TOTAL REVENUES                                                                        19,585        12,280
                                                                                      ------------  ------------

EXPENSES

Amortization of goodwill                                                                      652           652

Other expenses (Note 4)                                                                        33            33
                                                                                      ------------  ------------
     TOTAL EXPENSES                                                                                685           685
                                                                                      ------------  ------------
NET INCOME                                                                            $    18,900   $    11,595
                                                                                      ============  ============
NET INCOME PER UNIT (NOTES 5 AND 6)                                                   $      1.21   $      0.75
                                                                                      ============  ============
DISTRIBUTIONS DECLARED PER UNIT                                                       $      0.95   $      0.65
                                                                                      ============  ============















   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                          Three Months Ended
                                                                                               July 31,
                                                                                      --------------------------
                                                                                          1997          1996
                                                                                      ------------  ------------
Cash flows from operating activities
Net income                                                                            $    18,900   $    11,595
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received (less than) in excess of equity in
    earnings of Oppenheimer Capital                                                        (1,682)          482
   Amortization of goodwill                                                                   652           652
   (Increase) in other assets                                                                  (2)           (2)
                                                                                      ------------  ------------
Net cash provided by operating activities                                                  17,868        12,727
                                                                                      ------------  ------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                                 (631)         (273)
                                                                                      ------------  ------------
Cash flows from financing activities
Distributions to partners:
   General partner                                                                           (179)         (127)
   Limited partners                                                                       (17,679)      (12,586)
Issuance of limited partnership units on exercise of
   restricted options                                                                         631           273
                                                                                      ------------  ------------
Net cash (used in) financing activities                                                   (17,227)      (12,440)
                                                                                      ------------  ------------
Net increase in cash and short term investments                                                10            14

Cash and short term investments at beginning of period                                         91            35
                                                                                      ------------  ------------
Cash and short term investments at end of period                                      $       101   $        49
                                                                                      ============  ============
Supplemental disclosure of cash flow information:

New York City unincorporated business tax paid                                        $        35   $        35
                                                                                      ============  ============











   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS


1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") is a publicly traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin"), and 99% by its public limited partners ("Unitholders"). The Partnership's sole business is its holding of a 67.6% interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining 32.4% interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership.

2.      Basis of Presentation:

        The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1997 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.      Distribution Receivable:

        On July 31, 1997, the Partnership had a distribution receivable of $14.1 million from the Operating Partnership that was received on August 29, 1997.

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

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)


                                                                                          Three Months Ended
                                                                                               July 31,
                                                                                      --------------------------
                                                                                          1997          1996
                                                                                      ------------  ------------
Net Income                                                                            $    18,900   $    11,595

Less 1% applicable to the General Partner                                                     189           116
                                                                                      ------------  ------------
Net income available to the Limited Partners                                          $    18,711   $    11,479
                                                                                      ============  ============

Weighted average number of units outstanding                                               15,427        15,363
                                                                                      ============  ============

Net income per unit                                                                   $      1.21   $       .75
                                                                                      ============  ============



6.      Gain on Quest Sale

        Included in "Equity in earnings of Oppenheimer Capital" for the three months ended July 31, 1997 is a gain of $2.8 million, or $0.18 per unit, resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its Quest for Value Dual Purpose Fund to OppenheimerFunds, Inc., which is unrelated to the Operating Partnership.

7.      Sale of Opfin Interest

        On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the last quarter of calendar 1997.

        Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)


                                                                   At July 31, 1997            At April 30, 1997
                                                                --------------------         --------------------

                                     ASSETS
Cash and short term investments                                   $         32,869             $         27,123
Investment management fees receivable                                       57,990                       52,357
Investments in affiliated mutual funds and other
    sponsored investment products                                            3,371                        4,347
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $2,958 and $2,812                                        3,752                        3,795
Intangible assets, less accumulated amortization
    of $987 and $565                                                         1,213                        1,511
Other assets                                                                 3,860                        3,886
                                                                --------------------         --------------------
     TOTAL ASSETS                                                 $        103,055             $         93,019
                                                                ====================         ====================


              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                        $         18,933             $         13,914
Accrued expenses and other liabilities                                       9,152                        8,880
Note payable                                                                     -                          400
Deferred investment management fees                                          5,482                        4,532
Distribution payable to partners                                            20,789                       25,318
                                                                --------------------         --------------------
     TOTAL LIABILITIES                                                      54,356                       53,044
                                                                --------------------         --------------------
Minority interest                                                              396                          277

PARTNERS' CAPITAL                                                           48,303                       39,698
                                                                --------------------         --------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                     $        103,055             $         93,019
                                                                ====================         ====================











The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                                          Three Months Ended
                                                                                               July 31,
                                                                                      --------------------------
                                                                                          1997          1996
                                                                                      ------------  ------------
OPERATING REVENUES

Investment management fees                                                            $    53,093   $    39,433
Net distribution assistance and commission income                                           1,599         1,405
Interest and dividends                                                                        351           237
                                                                                      ------------  ------------
TOTAL OPERATING REVENUES                                                                   55,043        41,075
                                                                                      ------------  ------------

OPERATING EXPENSES

Compensation and benefits                                                                  23,991        17,610
Occupancy                                                                                   1,757         1,493
General and administrative                                                                  3,124         2,787
Promotional                                                                                 1,430         1,551
                                                                                      ------------  ------------
TOTAL OPERATING EXPENSES                                                                   30,302        23,441
                                                                                      ------------  ------------
OPERATING INCOME                                                                           24,741        17,634

Gain on Quest sale (Note 4)                                                                 4,374             -
                                                                                      ------------  ------------
INCOME BEFORE TAXES AND MINORITY INTEREST                                                  29,115        17,634

Taxes (Note 3)                                                                             (1,218)         (585)
                                                                                      ------------  ------------
INCOME BEFORE MINORITY INTEREST                                                            27,897        17,049

Minority interest                                                                            (119)          (56)
                                                                                      ------------  ------------
NET INCOME                                                                            $    27,778   $    16,993
                                                                                      ============  ============










The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                          Three Months Ended
                                                                                               July 31,
                                                                                      --------------------------
                                                                                          1997          1996
                                                                                      ------------  ------------
Cash flows from operating activities
Net income                                                                            $    27,778   $    16,993
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                       980           535
   Depreciation and amortization                                                              247           230
   Minority interest, net of distributions                                                    119            87
   (Increase) decrease in investment management fees receivable                            (5,633)          830
   (Increase) decrease in other assets                                                       (197)          381
   Increase (decrease) in accrued employee compensation and benefits                        5,019        (3,731)
   Increase in accrued expenses and other liabilities                                         272         1,859
   Increase in deferred investment management fees                                            950           308
                                                                                      ------------  ------------
Net cash provided by operating activities                                                  29,535        17,492
                                                                                      ------------  ------------
Cash flows from investing activities
Purchases of fixed assets                                                                    (178)         (350)
Sale of AMA license                                                                         1,000             -
Intangible assets resulting from acquisitions                                                (500)            -
Proceeds from sales of mutual fund shares and other investments                               976             -
Purchases of mutual fund shares and other investments                                           -           (35)
                                                                                      ------------  ------------
Net cash provided by (used in) investing activities                                         1,298          (385)
                                                                                      ------------  ------------
Cash flows from financing activities
Payment of note payable                                                                      (400)         (400)
Distributions to partners:
   Oppenheimer Financial Corp.                                                             (8,228)       (5,801)
   Oppenheimer Capital, L.P.                                                              (17,090)      (11,950)
Contributions by Oppenheimer Capital, L.P.                                                    631           273
                                                                                      ------------  ------------
Net cash (used in) financing activities                                                   (25,087)      (17,878)
                                                                                      ------------  ------------
Net increase (decrease) in cash and short term investments                                  5,746          (771)

Cash and short term investments at beginning of period                                     27,123        21,019
                                                                                      ------------  ------------
Cash and short term investments at end of period                                      $    32,869   $    20,248
                                                                                      ============  ============
Supplemental disclosure of cash flow information:

Interest paid                                                                         $        22   $        38
                                                                                      ============  ============
New York City unincorporated business tax paid                                        $       983   $       661
                                                                                      ============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization:

      Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the
"Partnership") holds a 67.6% general partner interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.4% general partner interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry.

2.    Basis of Presentation:

      The interim financial information in this report has not been audited. The financial statements should be read in conjunction with the financial statements included in the Partnership's 1997 Annual Report. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the operating results for a full year.

3.    Taxes:

      Although the Operating Partnership is not otherwise subject to Federal, state or local income taxes, it was subject to New York City unincorporated business tax ("UBT") of $1,194,000 for the three months ended July 31, 1997 and $585,000 for the three months ended July 31, 1996.

      A domestic corporate subsidiary of the Operating Partnership is subject to Federal, state, and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

4.    Gain on Quest Sale:

      On July 18, 1997, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund to OppenheimerFunds, Inc., which is unrelated to the Operating Partnership. The Operating Partnership received a payment of $7.0 million and recorded a gain of $4.4 million, before New York City UBT and minority interest.

5.    Sale of Opfin Interest

      On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the last quarter of calendar 1997.

      Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

6.    Sale of AMA License:

      In May 1997, the Operating Partnership sold its exclusive right to market to members of the American Medical Association ("AMA") to Scudder, Stevens & Clark, Inc. for $1.0 million. Simultaneously, the Operating Partnership purchased the AMA's 19.9% interest in AMA Investment Advisers, L.P. for $500,000. The $1.0 million payment was used to reduce unamortized goodwill.

                               OPPENHEIMER CAPITAL

7.    Prior Period Financial Information:

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

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended July 31, 1997 and July 31, 1996 of $18.8 million and $11.5 million, respectively. Equity in earnings of the Operating Partnership for the three months ended July 31, 1997 included a gain recognized by the Operating Partnership on the sale of the investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund, Inc. to OppenheimerFunds, Inc. (the "Dual Purpose sale") of $2.8 million. Excluding the Dual Purpose sale, the increase in equity in earnings of the Operating Partnership is primarily due to the higher operating income of the Operating Partnership.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended July 31, 1997 and July 31, 1996, New York City UBT totaled $33,000 and $33,000, respectively.

         Net income for the three months ended July 31, 1997 and July 31, 1996 amounted to $18.9 million and $11.6 million, respectively, or $1.21 per unit and $.75 per unit, respectively. Excluding the Dual Purpose sale, net income for the three months ended July 31, 1997 amounted to $16.1 million, or $1.03 per unit.

Taxes

         The Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. However, beginning in calendar 1998, the Partnership will elect to be subject to a 3.5% tax on its share of the Operating Partnership's gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of this tax will reduce both net income and cash available for distribution to partners.

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

         The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three months ended July 31, 1997 and July 31, 1996, the Partnership declared distributions to Unitholders of $.95 per unit and $.65 per unit, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL, L.P. (Continued)

Sale of Opfin Interest

         On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the last quarter of calendar 1997.

         Upon consummation of the transaction, the Operating Partnership will function as an indirect subsidiary of PIMCO Advisors. PIMCO Advisors has advised OGI that it anticipates that the senior portfolio management team of the Operating Partnership will continue in their present capacities.

         It is the Partnership's present intention to declare a special distribution prior to the close of the above transaction. This special distribution will consist of the undistributed earnings of the Partnership up to the close of the transaction.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL

General

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of its subsidiary entities; Opcap Advisors ("Advisors"), OCC Distributors ("Distributors"), Oppenheimer Capital Limited, Oppenheimer Capital Trust Company ("Opcap Trust"), and 225 Liberty Street Advisers, L.P., formerly AMA Investment Advisers, L.P. ("AMA Advisers"). The results for the quarter ended July 31, 1996 also include Saratoga Capital Management ("Saratoga"), which was sold on April 29, 1997.

         For the periods presented, the Operating Partnership's operations have been characterized by substantial increases in assets under management. This growth has been from four principal sources. First, new clients have entered into investment management agreements and existing clients have added funds to their accounts under management. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds and variable annuities managed by Advisors have added to assets under management due to increased sales and market appreciation. Fourth, wrap fee assets have increased due to new accounts opened, expanded distribution to broker-dealers and market appreciation. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. All periods presented show increased operating revenue. Revenues for all periods presented consist principally of investment management fees.

         In fiscal 1996, the Operating Partnership began to implement a strategic decision to withdraw from selling directly to the retail market, and to instead market directly to institutions with strong retail distribution capabilities. In November 1995, the Operating Partnership withdrew from the open-end mutual fund distribution business and began to eliminate retail operations at AMA Advisers, completing this process in the first quarter of fiscal 1997. The Operating Partnership also reduced the losses incurred by Saratoga throughout fiscal 1997, and during the fourth quarter of fiscal 1997 sold its interest in Saratoga. Additionally, the Operating Partnership terminated the distribution of unit investment trusts during the fourth quarter of fiscal 1997.

         On July 18, 1997, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships of its Quest for Value Dual Purpose Fund to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership. The fund has been renamed the Oppenheimer Quest Capital Value Fund, and continues to be managed by Advisors under a subadvisory agreement with OFI.

         As shown below, the value of assets under management increased 50.3% to $60.8 billion at July 31, 1997 from $40.4 billion at July 31, 1996. The Operating Partnership continued to experience growth in its traditional business, the management of separate accounts for large financial institutions and high-net-worth individual investors, as well as its newer businesses, including mutual funds and wrap fee accounts.

                                                                                                                Percent
                                                      At July 31, 1997          At July 31, 1996               Increase
                                                   --------------------      --------------------      -----------------
Separate Account Management                           $        38,684           $        27,456                  40.9%

Wrap Fee                                                        7,505                     3,674                 104.3%

Mutual Funds & Other Commingled Products                       14,568                     9,306                  56.5%
                                                   --------------------      --------------------      -----------------

Total                                                 $        60,757           $        40,436                  50.3%
                                                   ====================      ====================      =================


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Revenues

         Total operating revenues increased 34.0% for the three months ended July 31, 1997 to $55.0 million from $41.1 million for the three months ended July 31, 1996. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 34.6% for the three months ended July 31, 1997 to $53.1 million from $39.4 million for the three months ended July 31, 1996 as average assets under management for the three months ended July 31, 1997 increased 35.8% to $55.8 billion from $41.1 billion for the three months ended July 31, 1996.

         Net distribution assistance and commission income increased 13.9% to $1.6 million for the three months ended July 31, 1997 from $1.4 million for the three months ended July 31, 1996. The increase was due to higher certificate of deposit commission income resulting from greater demand for funds by banks, and was offset in part by lower unit investment trust commission income as a result of the Operating Partnership's decision to withdraw from this business during the fourth quarter of fiscal 1997.

         Interest and dividend income increased to $351,000 for the three months ended July 31, 1997 from $237,000 for the three months ended July 31, 1996. This increase can be primarily attributed to higher average cash balances.

Operating Expenses

         Total operating expenses increased 29.3% for the three months ended July 31, 1997 to $30.3 million from $23.4 million for the three months ended July 31, 1996.

         The Operating Partnership's most significant expense category is employee compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 36.2% for the three months ended July 31, 1997 to $24.0 million from $17.6 million for the three months ended July 31, 1996. Compensation and benefits expense increased primarily due to higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. In addition, compensation and benefits expense increased due to higher amortization expenses related to restricted units granted to certain key employees on May 1, 1997, as well as staff salary increases and additions to staff to support expanding businesses. These increases were offset in part by staff reductions as a result of the sale of the Operating Partnership's 50% interest in Saratoga and the decision to withdraw from the distribution of unit investment trusts.

         Occupancy expenses increased 17.7% for the three months ended July 31, 1997 to $1.8 million from $1.5 million for the three months ended July 31, 1996. This increase was due to adjustments to rent escalation accruals during the quarters ended July 31, 1997 and 1996.

         General and administrative expenses increased 12.1% for the three months ended July 31, 1997 to $3.1 million from $2.8 million for the three months ended July 31, 1996. The increase in general and administrative expenses reflects increased costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff and higher professional services expense due to the expansion of the Operating Partnership's business. This increase was offset in part by savings realized from the sale of the Operating Partnership's interest in Saratoga.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Expenses (Continued)

         Promotional expenses decreased 7.8% for the three months ended July 31, 1997 to $1.4 million from $1.6 million for the three months ended July 31, 1996. The decrease in promotional expenses was due primarily to the elimination of costs incurred by Saratoga and the elimination of the retail distribution of unit investment trusts. This decrease was offset in part by increased travel and entertainment expenses as a result of new business activities.

Operating Income

         Operating income for the three months ended July 31, 1997 increased 40.3% to $24.7 million from $17.6 million for the three months ended July 31, 1996. For the three months ended July 31, 1997, the operating profit margin expanded to 44.9% from 42.9% for the three months ended July 31, 1996 as operating revenues grew 34.0% while expenses increased only 29.3%.

Taxes

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $1,194,000 for the three months ended July 31, 1997 and $585,000 for the three months ended July 31, 1996. This increase was due to higher operating income as well as the gain on the sale of the Quest for Value Dual Purpose Fund.

         Corporate subsidiaries of the Operating Partnership were subject to income taxes of $24,000 for the three months ended July 31, 1997.

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

         The Operating Partnership intends to distribute on a quarterly basis substantially all its net income to the Partnership and to Opfin. The Operating Partnership may distribute to the Partnership and to Opfin excess cash, taking into account the Operating Partnership's financial condition, results of operations, cash requirements and general economic conditions. On July 31, 1997, the Operating Partnership declared a distribution to its partners of $20.8 million which was paid on August 29, 1997.

Sale of AMA License

         In May 1997, the Operating Partnership sold its exclusive right to market to members of the American Medical Association ("AMA") to Scudder, Stevens & Clark, Inc. for $1.0 million. Simultaneously, the Operating Partnership purchased the AMA's 19.9% interest in AMA Advisers for $500,000. The $1.0 million payment was used to reduce unamortized goodwill.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Sale of Opfin Interest

         On July 22, 1997, Oppenheimer Group, Inc. ("OGI") and its subsidiary, Opfin, entered into an Amended and Restated Agreement and Plan of Merger, providing for PIMCO Advisors and its affiliate, Thomson Advisory Group Inc., to acquire, among other things, Opfin's current 32.4% managing general partner interest in the Operating Partnership, and Opfin's 1% general partner interest in the Partnership and in the various subpartnerships of the Operating Partnership. The transaction covers only the private interests OGI holds in the Operating Partnership and the Partnership, does not include the publicly traded units of the Partnership, and is subject to certain conditions being satisfied prior to closing, including the closing of the sale of the stock of Oppenheimer Holdings, Inc., an affiliate, to a third party, and consents of certain clients. It is anticipated that the transaction will close no later than the last quarter of calendar 1997.

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

                                              Oppenheimer Capital, L.P.
                                     By:        Oppenheimer Financial Corp.,
                                                  its General Partner



  Date: September 10, 1997    By: /s/ George A. Long
                                  -------------------
                                      George A. Long
                                      Chairman, Chief Executive and
                                      Chief Investment Officer
                                      of Oppenheimer Capital


                              By: /s/ Joseph M. La Motta
                                  -----------------------
                                      Joseph M. La Motta
                                      Executive Vice President and Director
                                      of Oppenheimer Financial Corp.;
                                      Chairman Emeritus
                                      of Oppenheimer Capital


                              By: /s/ Sheldon M. Siegel
                                  ----------------------
                                      Sheldon M. Siegel
                                      Managing Director and Chief Financial
                                      Officer of Oppenheimer Capital