Form 10-Q
period 1997-10-31
OPPENHEIMER CAPITAL L P /DE/
filed 1997-12-15
CIK 814562

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   X   EXCHANGE ACT OF 1934.
------
       For the quarterly period ended  October 31, 1997
                                      ------------------


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
------
       For the transition period from _______ to _______


Commission file number: 1-9597
                               --------


                            OPPENHEIMER CAPITAL, L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        13-3412614
-------------------------------                      --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


800 NEWPORT CENTER DRIVE, SUITE 100
NEWPORT BEACH, CALIFORNIA                                   92660
-------------------------------------------             ------------
(Address of principal executive office)                  (Zip Code)


                                 (714) 717-7022
               ---------------------------------------------------
               (Registrant's telephone number including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


       The issuer is a Limited Partnership. There were 25,776,615 Units of limited partnership interest outstanding at December 15, 1997.

                            OPPENHEIMER CAPITAL, L.P.

                                      INDEX



                                                                         PAGE

PART I -          FINANCIAL INFORMATION

      ITEM I.     FINANCIAL STATEMENTS

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF FINANCIAL CONDITION                        3

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF INCOME                                     4

                  OPPENHEIMER CAPITAL, L.P.
                  STATEMENTS OF CASH FLOWS                                 5

                  OPPENHEIMER CAPITAL, L.P.
                  NOTES TO THE FINANCIAL STATEMENTS                        6

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION           9

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF INCOME                       10

                  OPPENHEIMER CAPITAL
                  CONSOLIDATED STATEMENTS OF CASH FLOWS                   11

                  OPPENHEIMER CAPITAL
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS          12


      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                     14


PART II -         OTHER INFORMATION                                       19


                  SIGNATURES                                              20

                            OPPENHEIMER CAPITAL, L.P.

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)



                                                                At October 31, 1997            At April 30, 1997
                                                             -----------------------         --------------------
                                     ASSETS
Cash and short-term investments                                $               123             $              91

Investment in Oppenheimer Capital                                           26,914                        26,796

Distribution receivable (Note 3)                                            22,702                        17,090

10% Note due 2012 from Oppenheimer Equities, Inc.                           32,193                        32,193

Interest receivable                                                            538                           538

Other assets                                                                   140                           136

Goodwill, net                                                               38,001                        39,305
                                                             -----------------------         --------------------
     TOTAL ASSETS                                              $           120,611             $         116,149
                                                             =======================         ====================



                        LIABILITIES AND PARTNERS' CAPITAL

Distribution payable to partners                               $            23,542             $          17,858
                                                             -----------------------         --------------------
     TOTAL LIABILITIES                                                      23,542                        17,858
                                                             -----------------------         --------------------

General partner's capital                                                      984                           996

Limited partners' capital;  25,776,615 and 25,673,889
  Units outstanding, respectively                                           96,085                        97,295
                                                             -----------------------         --------------------
     TOTAL PARTNERS' CAPITAL                                                97,069                        98,291
                                                             -----------------------         --------------------
     TOTAL LIABILITIES AND
        PARTNERS' CAPITAL                                      $           120,611             $         116,149
                                                             =======================         ====================




   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                              STATEMENTS OF INCOME

                   (In Thousands, except for per unit amounts)

                                                                Three Months Ended             Six Months Ended
                                                                   October 31,                    October 31,
                                                            -------------------------     -------------------------
                                                                1997          1996            1997          1996
                                                            -----------   -----------     -----------   -----------
REVENUES

Equity in earnings of Oppenheimer Capital:

   Operating earnings                                       $   16,212    $   12,495      $   32,175    $   23,963

   Gain on Dual Purpose sale (Note 6)                                -             -           2,809             -
                                                            -----------   -----------     -----------   -----------
     Total equity in earnings of Oppenheimer Capital            16,212        12,495          34,984        23,963

Interest                                                           813           813           1,626         1,625
                                                            -----------   -----------     -----------   -----------
     TOTAL REVENUES                                             17,025        13,308          36,610        25,588
                                                            -----------   -----------     -----------   -----------

EXPENSES

Amortization of goodwill                                           652           652           1,304         1,304

Other expenses (Note 4)                                             33            34              66            67
                                                            -----------   -----------     -----------   -----------
TOTAL EXPENSES                                                     685           686           1,370         1,371
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $   16,340    $   12,622      $   35,240    $   24,217
                                                            ===========   ===========     ===========   ===========
NET INCOME PER UNIT (NOTES 2, 5 and 6)                      $      .63    $      .49      $     1.35    $      .93
                                                            ===========   ===========     ===========   ===========
DISTRIBUTIONS DECLARED PER UNIT                             $      .90    $      .45      $     1.47    $      .84
                                                            ===========   ===========     ===========   ===========













   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                            STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                  ------------------------------
                                                                                       1997            1996
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    35,240     $    24,217
Adjustments to reconcile net income to net cash provided
    by operating activities:
   Distributions received (less than) the equity in
    earnings of Oppenheimer Capital                                                     (3,844)         (2,698)
   Amortization of goodwill                                                              1,304           1,304
   (Increase) in other assets                                                               (4)             (4)
                                                                                  --------------  --------------
Net cash provided by operating activities                                               32,696          22,819
                                                                                  --------------  --------------
Cash flows from investing activities
Capital contributions to Oppenheimer Capital                                              (751)           (380)
                                                                                  --------------  --------------
Cash flows from financing activities Distributions to partners:
   General partner                                                                        (327)           (228)
   Limited partners                                                                    (32,337)        (22,571)
Issuance of limited partnership units on exercise of
   restricted options                                                                      751             380
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (31,913)        (22,419)
                                                                                  --------------  --------------
Net increase in cash and short term investments                                             32              20

Cash and short term investments at beginning of period                                      91              35
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $       123     $        55
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

New York City unincorporated business tax paid                                     $        70     $        71
                                                                                  ==============  ==============







   The accompanying notes are an integral part of these financial statements.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS



1.      Organization:

        Oppenheimer Capital, L.P. (the "Partnership") is a publicly traded limited partnership owned 1% by its general partner, Oppenheimer Financial Corp. ("Opfin"), and 99% by its public limited partners ("Unitholders"). The Partnership's sole business is its holding of a 67.6% interest in Oppenheimer Capital (the "Operating Partnership"), a registered investment adviser. Opfin holds the remaining 32.4% interest in the Operating Partnership. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. The financial statements of the Partnership should be read in conjunction with the consolidated financial statements of the Operating Partnership. (See Note 7)

2.      Basis of Presentation:

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

        Effective December 1, 1997 the Partnership effected a 1.67 to 1 split of its units outstanding. All per unit information contained herein has been calculated, or retroactively restated, to reflect that split.

3.      Distribution Receivable:

        On October 31, 1997, the Partnership had a distribution receivable of $22.7 million from the Operating Partnership that was received on November 28, 1997.

4.      Other Expenses:

        Other expenses consist of New York City unincorporated business tax at a rate of 4% of taxable income. The Partnership is not subject to Federal, state or local income taxes which are obligations of the individual partners.

                                            OPPENHEIMER CAPITAL, L.P.

                                        NOTES TO THE FINANCIAL STATEMENTS

                                                   (Continued)



5.      Net Income Per Unit:

        (In thousands, except for per unit amounts)


                                                         Three Months Ended            Six Months Ended
                                                            October 31,                   October 31,
                                                     -------------------------    -------------------------
                                                        1997          1996           1997          1996
                                                     -----------   -----------    -----------   -----------
Net Income                                           $   16,340     $  12,622      $  35,240     $  24,217

Less 1% applicable to the General Partner                   163           126            352           242
                                                     -----------   -----------    -----------   -----------
Net income available to the Limited Partners         $   16,177     $  12,496      $  34,888     $  23,975
                                                     ===========   ===========    ===========   ===========

Weighted average number of units outstanding             25,775        25,661         25,770        25,658
                                                     ===========   ===========    ===========   ===========

Net income per unit                                  $      .63     $     .49      $    1.35     $     .93
                                                     ===========   ===========    ===========   ===========



6.      Gain on Dual Purpose sale:

        Included in "Equity in earnings of Oppenheimer Capital" for the six months ended October 31, 1997 is a gain of $2.8 million, or $0.11 per unit, resulting from the Operating Partnership's sale of the investment advisory and other contracts and business relationships for its Quest for Value Dual Purpose Fund to OppenheimerFunds, Inc., which is unrelated to the Operating Partnership.

7.      Subsequent Event - Sale of Opfin Interest:

         On November 4, 1997, PIMCO Advisors L.P. ("PIMCO Advisors") completed its previously announced acquisition from Opfin of its 32.4% managing general partner interest in the Operating Partnership and its 1% general partner
interest  in  the  Partnership   and  certain   subsidiaries  of  the  Operating
Partnership.

        On November 26, 1997, Opfin repaid in full the $32.2 million principal amount of indebtedness to the Partnership (the "Equities Note").

        On November 30, 1997, PIMCO Advisors completed its acquisition of the remaining 67.6% interest in the Operating Partnership through a merger of the Operating Partnership with a subsidiary of PIMCO Advisors. In the merger, the Partnership received 25.5 million PIMCO Advisors units and became a general partner of PIMCO Advisors. Concurrent with the merger, the Partnership acquired an additional 0.5 million PIMCO Advisors units for $16.7 million in cash. On December 1, 1997, a 1.67-for-one split of the Partnership units occurred having the effect that each Partnership unit outstanding after the split represents an economic interest in one PIMCO Advisors unit.

                            OPPENHEIMER CAPITAL, L.P.

                        NOTES TO THE FINANCIAL STATEMENTS

                                   (Continued)



7.      Subsequent Event - Sale of Opfin Interest: (continued)

        On December  1, 1997,  the Amended  and  Restated  Agreement  of Limited
Partnership was amended to change its fiscal year to a calendar year. Accordingly, the Partnership's fiscal year will now end December 31, instead of April 30. The form on which the transition period will be filed will be the Partnership's Annual Report on Form 10-k for the year ended December 31, 1997. A similar amendment was made to the Amended and Restated Partnership Agreement of the Operating Partnership.

        PIMCO Advisors has announced a restructuring of its public ownership to be effected after close of business on December 31, 1997. In the transaction, up to 20.3 million PIMCO Advisors units held by the public unitholders of PIMCO Advisors will be contributed to the Partnership in exchange for the issuance to such persons by the Partnership of an equal number of units of the Partnership. In addition, the Partnership will be renamed PIMCO Advisors Holdings L.P., and the NYSE trading symbol will be changed from "OCC" to "PA". Thereafter, all trading in the PIMCO Advisors units will cease, and the Partnership units will be the sole publicly-traded investment in the larger and more diversified PIMCO Advisors business.

                               OPPENHEIMER CAPITAL

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In Thousands)

                                                                At October 31, 1997            At April 30, 1997
                                                             -----------------------         --------------------

                                     ASSETS
Cash and short-term investments                                $            36,800             $          27,123
Investment management fees receivable                                       60,961                        52,357
Investments in affiliated mutual funds and other
    sponsored investment products                                            4,719                         4,347
Furniture, equipment and leasehold improvements
    at cost, less accumulated depreciation and
    amortization of $3,149 and $2,812                                        3,690                         3,795
Intangible assets, less accumulated amortization
    of $1,013 and $565                                                       1,187                         1,511
Other assets                                                                 1,630                         3,886
                                                             -----------------------         --------------------
     TOTAL ASSETS                                              $           108,987             $          93,019
                                                             =======================         ====================



              LIABILITIES, MINORITY INTEREST AND PARTNERS' CAPITAL
Accrued employee compensation and benefits                     $            19,614             $          13,914
Accrued expenses and other liabilities                                       9,516                         8,880
Note payable                                                                     -                           400
Deferred investment management fees                                          5,979                         4,532
Distribution payable to partners                                            33,587                        25,318
                                                             -----------------------        ---------------------
     TOTAL LIABILITIES                                                      68,696                        53,044
                                                             -----------------------        ---------------------
Minority interest                                                              473                           277

PARTNERS' CAPITAL                                                           39,818                        39,698
                                                             -----------------------        ---------------------
     TOTAL LIABILITIES , MINORITY INTEREST
        AND PARTNERS' CAPITAL                                  $           108,987             $          93,019
                                                             =======================        =====================






The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (In Thousands)


                                                                Three Months Ended             Six Months Ended
                                                                   October 31,                    October 31,
                                                            -------------------------     -------------------------
                                                                1997          1996            1997          1996
                                                            -----------   -----------     -----------   -----------
OPERATING REVENUES

Investment management fees                                  $   54,742    $   43,286      $  107,835    $   82,720
Net distribution assistance and commission income                  974         1,243           2,573         2,647
Interest and dividends                                             525           268             876           505
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING REVENUES                                        56,241        44,797         111,284        85,872
                                                            -----------   -----------     -----------   -----------

OPERATING EXPENSES

Compensation and benefits                                       24,535        18,760          48,526        36,370
Occupancy                                                        1,739         1,650           3,496         3,143
General and administrative                                       3,343         3,338           6,467         6,125
Promotional                                                      1,523         1,708           2,953         3,259
                                                            -----------   -----------     -----------   -----------
TOTAL OPERATING EXPENSES                                        31,140        25,456          61,442        48,897
                                                            -----------   -----------     -----------   -----------
OPERATING INCOME                                                25,101        19,341          49,842        36,975

Gain on Dual Purpose sale (Note 4)                                   -             -           4,374             -
                                                            -----------   -----------     -----------   -----------
INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                             25,101        19,341          54,216        36,975

Income taxes (Note 3)                                           (1,038)         (770)         (2,256)       (1,355)
                                                            -----------   -----------     -----------   -----------
INCOME BEFORE MINORITY INTEREST                                 24,063        18,571          51,960        35,620

Minority interest                                                  (77)          (57)           (196)         (113)
                                                            -----------   -----------     -----------   -----------
NET INCOME                                                  $   23,986    $   18,514      $   51,764    $   35,507
                                                            ===========   ===========     ===========   ===========









The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)

                                                                                         Six Months Ended
                                                                                            October 31,
                                                                                  ------------------------------
                                                                                       1997            1996
                                                                                  --------------  --------------
Cash flows from operating activities
Net income                                                                         $    51,764     $   35,507
Adjustments to reconcile net income to net cash provided by
    operating activities:
   Amortization of restricted unit compensation expense                                  1,983          1,062
   Depreciation and amortization                                                           467            462
   Minority interest, net of distributions                                                 196            144
(Increase) decrease in:
   Investment management fees receivable                                                (8,604)        (3,461)
   Other assets                                                                          2,449           (704)
Increase in:
   Accrued employee compensation and benefits                                            5,700            712
   Accrued expenses and other liabilities                                                  636            516
   Deferred investment management fees                                                   1,447            757
                                                                                  --------------  --------------
Net cash provided by operating activities                                               56,038         34,995
                                                                                  --------------  --------------
Cash flows from investing activities
Purchases of fixed assets                                                                 (233)          (380)
Proceeds from sales of mutual fund shares and other investments                              -          1,934
Purchases of mutual fund shares and other investments                                     (372)        (1,063)
                                                                                  --------------  --------------
Net cash provided by (used in) investing activities                                       (605)           491
                                                                                  --------------  --------------
Cash flows from financing activities
Payment of note payable                                                                   (400)          (400)
Distributions to partners:
   Oppenheimer Financial Corp.                                                         (14,967)       (10,261)
   Oppenheimer Capital, L.P.                                                           (31,140)       (21,293)
Contributions by Oppenheimer Capital, L.P.                                                 751            380
                                                                                  --------------  --------------
Net cash (used in) financing activities                                                (45,756)       (31,574)
                                                                                  --------------  --------------
Net increase in cash and short term investments                                          9,677          3,912

Cash and short term investments at beginning of period                                  27,123         21,019
                                                                                  --------------  --------------
Cash and short term investments at end of period                                   $    36,800     $   24,931
                                                                                  ==============  ==============
Supplemental disclosure of cash flow information:

Interest paid                                                                      $        39     $       54
                                                                                  ==============  ==============
New York City unincorporated business tax paid                                     $     1,730     $    1,452
                                                                                  ==============  ==============


The accompanying notes are an integral part of these consolidated financial statements.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Organization:

        Oppenheimer Capital (the "Operating Partnership"), a general partnership, engages in the investment management business. Oppenheimer Capital, L.P. (the "Partnership") holds a 67.6% general partner interest in the Operating Partnership and Oppenheimer Financial Corp. ("Opfin") holds the remaining 32.4% general partner interest. The Operating Partnership is part of an affiliated group of companies operating in the financial services industry. (See Note 5)

2.      Basis of Presentation:

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

3.      Taxes:

        Although the Operating Partnership is not otherwise subject to Federal, state or local income taxes, it was subject to New York City unincorporated business tax ("UBT") of $1.0 million and $2.2 million, respectively, for the three months and six months ended October 31, 1997 and $770,000 and $1.4 million, respectively, for the three months and six months ended October 31, 1996.

        A domestic corporate subsidiary of the Operating Partnership is subject to Federal, state, and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

4.      Gain on Dual Purpose sale:

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

5.      Subsequent Event - Sale of Opfin Interest:

        On November 4, 1997, PIMCO Advisors L.P. ("PIMCO Advisors") completed its previously announced acquisition from Opfin of its 32.4% managing general partner interest in the Operating Partnership and its 1% general partner
interest  in  the  Partnership   and  certain   subsidiaries  of  the  Operating
Partnership.

        On November 30, 1997, PIMCO Advisors completed its acquisition of the remaining 67.6% interest in the Operating Partnership through a merger of the Operating Partnership with a subsidiary of PIMCO Advisors. In the merger, the Partnership received 25.5 million PIMCO Advisors units and became a general partner of PIMCO Advisors. Concurrent with the merger, the Partnership acquired an additional 0.5 million PIMCO Advisors units for $16.7 million in cash. On December 1, 1997, a 1.67-for-one split of the Partnership units occurred having the effect that each Partnership unit outstanding after the split represents an economic interest in one PIMCO Advisors unit.

        On December  1, 1997,  the Amended  and  Restated  Agreement  of Limited
Partnership was amended to change its fiscal year to a calendar year. Accordingly, the Partnership's fiscal year will now end December 31, instead of April 30. The form on which the transition period will be filed will be the Partnership's Annual Report on Form 10-k for the year ended December 31, 1997. A similar amendment was made to the Amended and Restated Partnership Agreement of the Operating Partnership.

                               OPPENHEIMER CAPITAL

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                   (Continued)


5.      Subsequent Event - Sale of Opfin Interest: (continued)

        PIMCO Advisors has announced a restructuring of its public ownership to be effected after close of business on December 31, 1997. In the transaction, up to 20.3 million PIMCO Advisors units held by the public unitholders of PIMCO Advisors will be contributed to the Partnership in exchange for the issuance to such persons by the Partnership of an equal number of units of the Partnership. In addition, the Partnership will be renamed PIMCO Advisors Holdings L.P., and the NYSE trading symbol will be changed from "OCC" to "PA". Thereafter, all trading in the PIMCO Advisors units will cease, and the Partnership units will be the sole publicly-traded investment in the larger and more diversified PIMCO Advisors business.

                                 PART I, ITEM 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPPENHEIMER CAPITAL, L.P.

General

         Prior to December 1, 1997, the primary source of income for Oppenheimer Capital, L.P. ( the "Partnership") has been its proportionate share of the net income of Oppenheimer Capital (the "Operating Partnership") and interest income on a $32.2 million par value 10% note due from Oppenheimer Equities, Inc. in the year 2012 (the "Equities note"). In the future its primary source of income will be its proportionate share of the net income of PIMCO Advisors L.P.

         Effective December 1, 1997 the Partnership effected a 1.67 to 1 split of its units outstanding. All per unit information contained herein has been calculated, or retroactively restated, to reflect that split.

Revenues and Expenses

         The Partnership recorded equity in earnings of the Operating Partnership for the three months ended October 31, 1997 and October 31, 1996 of $16.2 million and $12.5 million, respectively. For the six months ended October 31, 1997 and October 31, 1996, the Partnership recorded equity in earnings of the Operating Partnership of $35.0 million and $24.0 million, respectively. Equity in earnings of the Operating Partnership for the six months ended October 31, 1997 included a gain recognized by the Operating Partnership on the sale of the investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund, Inc. to OppenheimerFunds, Inc. (the "Dual Purpose sale") of $2.8 million. Excluding the Dual Purpose sale, the increase in equity in earnings of the Operating Partnership for all the periods presented is primarily due to the higher operating income of the Operating Partnership.

         Other expenses consist of New York City unincorporated business tax ("UBT"). For the three months ended October 31, 1997 and October 31, 1996, New York City UBT totaled $33,000 and $34,000, respectively, and for the six months ended October 31, 1997 and October 31, 1996, New York City UBT totaled $66,000 and $67,000, respectively.

         Net income for the three months ended October 31, 1997 and October 31, 1996 amounted to $16.3 million and $12.6 million, respectively, or $.63 per unit and $.49 per unit, respectively. Net income for the six months ended October 31, 1997 and October 31, 1996 amounted to $35.2 million and $24.2 million, respectively, or $1.35 per unit and $.93 per unit, respectively.

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

        The Partnership makes quarterly distributions in an amount equal to 99% of available cash flow to the limited partners (the "Unitholders") and 1% to the general partner, Oppenheimer Financial Corp. ("Opfin"). For the three and six months ended October 31, 1997, the Partnership declared distributions to Unitholders of $.90 per unit and $1.47 per unit, respectively. For the three and six months ended October 31, 1996, the Partnership declared distributions to Unitholders of $.45 per unit and $.84 per unit, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL, L.P. (Continued)

Sale of Opfin Interest

         On November 4, 1997, PIMCO Advisors L.P. ("PIMCO Advisors") completed its previously announced acquisition from Opfin of their 32.4% managing general partner interest in the Operating Partnership and their 1% general partner interest in the Partnership.

         On December 1, 1997, PIMCO Advisors announced the conclusion of its acquisition of the remaining 67.6% interest in the Operating Partnership held by the Partnership for 26.1 million of PIMCO Advisors Class A units. Additionally on December 1, 1997, each unit of the Partnership was split 1.67 to 1, with the result that each unit, after the split, represented an economic interest in one PIMCO Advisors Class A unit.

         In addition, PIMCO Advisors announced that on December 31, 1997 it will contribute up to 20.3 million of its units to the Partnership in return for an equivalent number of Partnership units. The Partnership units will then be issued to the public unitholders of PIMCO Advisors. At the same time, the Partnership will be renamed PIMCO Advisors Holdings, L.P. and will continue to be traded on the New York Stock Exchange, but under the ticker symbol "PA". As is currently the case with the Partnership, PIMCO Advisors Holdings, L.P. is expected to distribute substantially all of its after-tax cash flows to unitholders. Following these transactions, unitholders will own units in PIMCO Advisors Holdings, L.P., which will have an interest of as much as 43% in a larger and more diversified firm.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OPPENHEIMER CAPITAL

General

         The Operating Partnership's results of operations include those of its basic institutional investment management business and those of its subsidiary entities; Opcap Advisors ("Advisors"), OCC Distributors ("Distributors"), Oppenheimer Capital Limited, Oppenheimer Capital Trust Company ("Opcap Trust"), and 225 Liberty Street Advisers, L.P., formerly AMA Investment Advisers, L.P. ("AMA Advisers"). The results for the six months ended October 31, 1996 also include Saratoga Capital Management ("Saratoga"), which was sold on April 29, 1997.

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

         On July 18, 1997, the Operating Partnership completed the sale of the investment advisory and other contracts and business relationships of its Quest for Value Dual Purpose Fund to OppenheimerFunds, Inc. ("OFI"), which is unrelated to the Operating Partnership (the `Dual Purpose Fund sale"). The fund has been renamed the Oppenheimer Quest Capital Value Fund, and continues to be managed by Advisors under a subadvisory agreement with OFI.

         As shown below, the value of assets under management increased 31.5% to $60.2 billion at October 31, 1997 from $45.8 billion at October 31, 1996. The Operating Partnership continued to experience growth in its traditional business, the management of separate accounts for large financial institutions and high-net-worth individual investors, as well as its retail businesses, including mutual funds and wrap fee accounts.

                                                                                                                Percent
                                                      At October 31, 1997       At October 31, 1996            Increase
                                                    -----------------------   -----------------------      -------------
Separate Account Management                            $           37,053        $          30,771                20.4%

Wrap Fee                                                            7,835                    4,603                70.2%

Mutual Funds & Other Commingled Products                           15,288                   10,398                47.0%
                                                    -----------------------   -----------------------      -------------
    Total                                              $           60,176        $          45,772                31.5%
                                                    =======================   =======================      =============


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OPPENHEIMER CAPITAL (Continued)

Operating Revenues

         Total operating revenues increased 25.8% for the three months ended October 31, 1997 to $56.2 million from $44.8 million for the three months ended October 31, 1996 and increased 29.6% for the six months ended October 31, 1997 to $111.3 million from $85.9 million for the six months ended October 31, 1996. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

         Investment management fees increased 26.5% for the three months ended October 31, 1997 to $54.7 million from $43.3 million for the three months ended October 31, 1996 as average assets under management for the three months ended October 31, 1997 increased 39.2% to $60.2 billion from $43.2 billion for the three months ended October 31, 1996. Investment management fees increased 30.4% for the six months ended October 31, 1997 to $107.8 million from $82.7 million for the six months ended October 31, 1996 as average assets under management for the six months ended October 31, 1997 increased 35.8% to $57.6 billion from $42.4 billion for the six months ended October 31, 1996. For the periods presented, the growth in investment management fee revenue was tempered by the Dual Purpose Fund sale. Concurrent with this sale, the present fee rate earned as a subadvisor to the fund is substantially lower than the fee rate that was earned prior to the sale. In addition, investment management fee revenue grew less than assets under management due to accounts generally having a decremental fee rate - as the market value of an account increases, the effective fee rate declines.

         Net distribution assistance and commission income decreased 21.6% to $1.0 million for the three months ended October 31, 1997 from $1.2 million for the three months ended October 31, 1996, and decreased 2.8% to $2.6 million for the six months ended October 31, 1997 from the six months ended October 31, 1996. The decrease for the three months ended October 31, 1997 compared to October 31, 1996 was due to lower certificate of deposit commission income resulting from reduced demand for funds by banks, and lower unit investment trust commission income as a result of the Operating Partnership's decision to withdraw from this business during the fourth quarter of fiscal 1997. The minimal decrease for the six month period was caused by the decision to withdraw from the unit investment trust business.

         Interest and dividend income increased to $525,000 and $876,000 for the three months and six months ended October 31, 1997, respectively, from $268,000 and $505,000 for the three and six months ended October 31, 1996, respectively. These increases can be primarily attributed to higher average cash balances.

Operating Expenses

         Total expenses increased 22.3% for the three months ended October 31, 1997 to $31.1 million from $25.5 million for the three months ended October 31, 1996 and increased 25.7% for the six months ended October 31, 1997 to $61.4 million from $48.9 million for the six months ended October 31, 1996.

         The Operating Partnership's most significant category of expense is employee compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expense increased 30.8% for the three months ended October 31, 1997 to $24.5 million from $18.8 million for the three months ended October 31, 1996 and increased 33.4% for the six months ended October 31, 1997 to $48.5 million from $36.4 million for the six months ended October 31, 1996. Compensation and benefits expense increased primarily due to higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. In addition, compensation and benefits expense increased due to higher amortization expenses related to restricted units granted to certain key employees on May 1, 1997, as well as staff salary increases and additions to staff to support expanding businesses. These increases were offset in part by staff reductions as a result of the sale of the Operating Partnership's 50% interest in Saratoga and the decision to withdraw from the distribution of unit investment trusts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OPPENHEIMER CAPITAL (Continued)

Operating Expenses (Continued)

         Occupancy expenses increased 5.4% for the three months ended October 31, 1997 to $1.7 million from the three months ended October 31, 1996 and increased 11.2% for the six months ended October 31, 1997 to $3.5 million from $3.1 million for the six months ended October 31, 1996. These increases were due to higher rent expense incurred by the Operating Partnership, as well as adjustments to rent escalation accruals which were made during the quarters ended July 31, 1997 and 1996.

         General and administrative expenses for the three months ended October 31, 1997 and October 31, 1996 were $3.3 million. For the six months ended October 31, 1997, general and administrative expenses increased 5.6% to $6.5 million from $6.1 million for the six months ended October 31, 1996. For the six months ended October 31, 1997, the increase in general and administrative expenses reflects increased costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff and higher professional services expense due to the expansion of the Operating Partnership's business. This increase was offset in part by savings realized from the sale of the Operating Partnership's interest in Saratoga.

         Promotional expenses decreased 10.8% for the three months ended October 31, 1997 to $1.5 million from $1.7 million for the three months ended October 31, 1996 and decreased 9.4% for the six months ended October 31, 1997 to $3.0 million from $3.3 million for the six months ended October 31, 1996. The decrease in promotional expenses was due primarily to the elimination of costs incurred by Saratoga and the elimination of the retail distribution of unit investment trusts. This decrease was offset in part by increased travel and entertainment expenses as a result of increased staff size and new business activities.

Operating Income

         Operating income for the three months ended October 31, 1997 increased 29.8% to $25.1 million from $19.3 million for the three months ended October 31, 1996 and increased 34.8% for the six months ended October 31, 1997 to $49.8 million from $37.0 million for the six months ended October 31, 1996. For the three months ended October 31, 1997, the operating profit margin expanded to 44.6% from 43.2% for the three months ended October 31, 1996 as operating revenues grew 25.5% while expenses increased only 22.3%. For the six months ended October 31, 1997, the operating profit margin expanded to 44.8% from 43.1% for the six months ended October 31, 1996 as operating revenues grew 29.6% while expenses increased only 25.7%.

Taxes

         The Operating Partnership is not subject to Federal, state, or local income taxes, which are the obligations of the individual partners. The Operating Partnership, however, was subject to New York City UBT of $1.0 million and $2.2 million, respectively, for the three months and six months ended October 31, 1997 and $770,000 and $1.4 million, respectively, for the three months and six months ended October 31, 1996.

Liquidity and Capital Resources

         The Operating Partnership's business is not capital intensive and its working capital requirements are generally modest. On October 31, 1997, the Operating Partnership declared a distribution to its partners of $33.6 million which was paid on November 28, 1997.

Part II.   Other Information

Item 1.    Legal Proceedings

           On November 10, 1997, Richard Buzby filed an action on behalf of a purported class of limited partners of the Partnership against PIMCO Advisors and certain individuals associated with the previous general partner of the Partnership in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the Oppenheimer Capital Merger. The complaint seeks compensatory and/or rescissionary money damages or, alternatively, injunctive relief or rescission of the transactions. Since that date, certain other complaints have been filed in the states of Delaware and New York, making similar allegations. These cases are expected to be consolidated in the Court of Chancery of the State of Delaware, New Castle County. The Partnership and PIMCO Advisors believe the suits are without merit, and intend to contest them vigorously.

           Except as described above, there are no material legal proceedings pending or, to the knowledge of management, threatened against the Partnership or PIMCO Advisors.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            By:   Oppenheimer Capital, L.P.




         Date: December 15, 1997     By:    /s/ William D. Cvengros
                                                William D. Cvengros
                                                Chief Executive Officer


                                     By:    /s/ Robert M. Fitzgerald
                                                Robert M. Fitzgerald
                                                Senior Vice President and
                                                Chief Financial Officer