Form 10-K405
period 1997-12-31
PIMCO ADVISORS HOLDINGS LP
filed 1998-03-31
CIK 814562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

Mark One:
    [_] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

    [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM MAY 1 TO DECEMBER 31, 1997

                          COMMISSION FILE NO. 1-9597

                         PIMCO ADVISORS HOLDINGS L.P.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                                       13-3412614
-------------------------------------------------------------------------------
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)


 800 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA                       92660
---------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 714-717-7022

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                     NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                        WHICH REGISTERED
             -------------------                        ----------------
      UNITS OF LIMITED PARTNER INTEREST             NEW YORK STOCK EXCHANGE

-------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE
-------------------------------------------------------------------------------
                               (TITLE OF CLASS)

-------------------------------------------------------------------------------
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the units of limited partner interest held by non-affiliates of the registrant as of March 23, 1998 was $1,567,862,410, based on the closing price of the units on the New York Stock Exchange on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

  Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the performance of financial markets, the investment performance of PIMCO Advisors L.P.'s sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax laws. PIMCO Holdings cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; PIMCO Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") is a Delaware limited partnership which as its sole business holds approximately 46 million general partnership units of PIMCO Advisors L.P. ("PIMCO Advisors"), representing an approximate 43% equity interest in PIMCO Advisors. PIMCO Partners, G.P. ("PGP") is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

  PIMCO Advisors is one of the largest investment management firms in the U.S. with approximately $200 billion under management at December 31, 1997. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company ("Pacific Investment Management") and the equity oriented Oppenheimer Capital. PIMCO Advisors' business focuses on:

  Institutional Fixed Income. PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, including 59 of the largest 200 U.S. pension funds. Fixed income management is led by Pacific Investment Management, which offers impressive long-term performance records across a diverse range of product offerings such as total return, international and other duration or sector specific strategies.

  Institutional Equity. PIMCO Advisors provides equity investment management to institutional clients offering the investment management expertise of six equity management groups, including the highly regarded Oppenheimer Capital. PIMCO Advisors offers investors an enhanced index based strategy and a variety of management styles, including value, growth, modified growth, quantitative and international.

  Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 45 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

  Retail Distribution. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds. They are distributed primarily through broker-dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401(k) programs and various investment products through sponsored trust companies.

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market through providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker-dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors.

  The revenues of PIMCO Advisors consist principally of management fees based on the value of assets under management and, in some cases, the performance of the advisor. The following table sets forth the growth and composition of PIMCO Advisors' assets under management over the last three years (as adjusted to include the assets under management of Oppenheimer Capital):

                                   ASSETS UNDER MANAGEMENT
                                 ---------------------------
                                     AS OF DECEMBER 31,
                                 ---------------------------      COMPOUND
                                  1997   1996   1995   1994  ANNUAL GROWTH RATE
                                 ------ ------ ------ ------ ------------------
                                        (IN BILLIONS)
   SOURCE
    Institutional Separate
     Accounts
      Fixed Income.............  $ 87.1 $ 63.4 $ 55.4 $ 42.6        26.9%
      Equity...................    55.0   44.1   38.0   28.7        24.2%
    Retail Products and Mutual
     Funds.....................    57.4   50.7   39.0   29.4        25.0%
                                 ------ ------ ------ ------
      TOTAL....................  $199.5 $158.2 $132.4 $100.7        25.6%
                                 ====== ====== ====== ======
   ASSET MIX
    Fixed Income...............  $115.5 $ 86.3 $ 74.7 $ 57.0        26.5%
    Equity.....................    81.2   69.0   54.9   41.2        25.4%
    Money Market...............     2.8    2.9    2.8    2.5         3.9%
                                 ------ ------ ------ ------
      TOTAL....................  $199.5 $158.2 $132.4 $100.7        25.6%
                                 ====== ====== ====== ======

INVESTMENT PRODUCTS

  PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, including 59 of the largest 200 U.S. pension funds, offering impressive long-term performance records across a diverse range of product offerings such as total return, low duration and other duration or sector specific strategies. PIMCO Advisors also provides equity investment management to institutional and retail clients, offering investors a variety of management styles, including value, growth, balanced and quantitative management styles, as well as an enhanced equity based strategy.

 Fixed Income Management

  Primarily through Pacific Investment Management, PIMCO Advisors offers a variety of strategies for clients with fixed income portfolios, designed to reflect each particular client's investment objective. PIMCO Advisors believes that its strength in the management of fixed income assets is derived from Pacific Investment Management's investment philosophy, which stresses a long-term or secular focus, active management, with measured risk taking, and the application of strong analytical capabilities across all fixed income market sectors. Under this philosophy, longer term macro-economic trends are key inputs to portfolio strategy, and moderate portfolio duration ranges are favored to reduce volatility relative to client-specified benchmarks. Pacific Investment Management's investment strategy begins with an intensive review of long-term and cyclical trends to anticipate interest rates, volatility, yield curve shape and credit trends. These forecasts become the basis for the major portfolio strategies. Pacific Investment Management then uses a quantitative valuation framework to select specific portfolio investments. Fixed income products include:

  Total Return Portfolios. Total return portfolios are structured with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. Portfolios utilizing this strategy represented approximately $71.7 billion of Pacific Investment Management's total assets under management at December 31, 1997.

  Low Duration Portfolios. Pacific Investment Management has actively managed low duration accounts since 1979 (overall portfolio duration one to three years). The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk adjusted returns.

  Other Duration Specific or Sector Specific Portfolios. Pacific Investment Management also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or synthetic guaranteed investment contracts) and sector emphases (e.g., international, high-yield, or mortgages).

  International and Other Portfolios. Pacific Investment Management, as investment advisor to a series of offshore funds and separate accounts, provides fixed income investment advice to non-U.S. investors. Assets under management for these offshore funds totaled $6.5 billion at December 31, 1997. Pacific Investment Management also serves as subadvisor for a series of term trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $2.5 billion at December 31, 1997. Pacific Investment Management also serves as subadvisor for nine families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1997 was $6.6 billion.

 Equity Management

  PIMCO Advisors offers clients a wide array of equity investment strategies and products. PIMCO Advisors' investment professionals offer Value, Growth, Modified Growth, Quantitative and International management styles, as well as an enhanced index based strategy.

  Value. PIMCO Advisors offers equity clients the highly respected investment management professionals of Oppenheimer Capital, which seeks to adhere to a disciplined, value-oriented investment philosophy, by identifying company-specific, rather than industry-specific opportunities. By investing in quality securities that are temporarily out of favor or have been overlooked, Oppenheimer Capital seeks to preserve capital in falling markets, reduce volatility compared to the overall market and produce superior returns. In addition, PIMCO Advisors' NFJ Investment Group follows a disciplined value oriented approach, specializing in investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. At December 31, 1997, $63.8 billion of PIMCO Advisors' assets under management were advised by value oriented investment managers, with $61.4 billion advised by Oppenheimer Capital. Value oriented investment products include large-cap, mid-cap and small-cap portfolios and non-U.S. and global value portfolios.

  Growth. PIMCO Advisors' Columbus Circle Investors follows an investment philosophy based on the premise that companies producing results which exceed the expectations of investors and Wall Street equity research analysts will have rising stock prices, while companies with disappointing results will experience stock price declines. This investment discipline focuses on the potential for "positive momentum & positive surprise." The investment professionals in this group monitor numerous factors, including political and economic developments, secular trends, industry and group dynamics and company-specific events, to determine which companies are best-positioned to achieve revenue and earnings acceleration. Assets managed under this investment style principally consist of large cap portfolios, but also include small-cap, mid-cap, and equity income portfolios.

  Modified Growth. PIMCO Advisors' Cadence Capital Management offers a "growth at a reasonable price" equity investment philosophy. This investment management group's philosophy is to participate in the long-term growth of the equity markets by constructing fully invested portfolios of stocks selling at reasonable valuations in relation to the fundamental prospects of the underlying companies. The group uses a disciplined, "bottom-up" investment process which utilizes quantitative screening for favorable fundamental and valuation attributes, followed by "hands-on" qualitative research to confirm the apparent business trends. These managers structure their portfolios to be broadly based, typically including 80 to 100 issues. This investment strategy involves the application of a proprietary investment management process to different universes of equity securities which are usually differentiated by market capitalization into four categories: large-cap, mid-cap, small-cap and micro-cap.

  Quantitative. PIMCO Advisors offers active and indexed strategies which are structured to meet client specific risk and return objectives. Active portfolios seek superior returns relative to an assigned benchmark within a risk controlled framework, while indexed portfolios are constructed to closely track an appropriate index. In addition, the managers manage tax efficient separate account strategies for taxable investors. The group uses quantitative techniques in portfolio construction and management. The active portfolios are designed to maintain economic sector allocations similar to the benchmark. Security selection is based on a ranking system which evaluates each stock's exposure to valuation, earnings and momentum factors. Portfolios are optimized to achieve a diversified group of securities which have exposure to factors associated with superior return and risk characteristics. The group manages a wide variety of index funds which extend to both large and small capitalizations and across value and growth styles. The international assignments include allocations to developed countries and emerging markets.

  StocksPLUS(R). In addition to its fixed income products, Pacific Investment Management also manages an enhanced index based strategy, StocksPLUS, which accounted for $12.0 billion of assets under management at December 31, 1997. StocksPLUS represents a proprietary technique developed by Pacific Investment Management that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same analytics as is used by Pacific Investment Management in its fixed income portfolios.

  International. PIMCO Advisors' investment management groups, including Oppenheimer Capital and Columbus Circle Investors, offer international equity investment products that combine country selection strategies with the systematic application of investment processes. These include the application of fundamental valuation criteria to country allocations and then to stock selection in order to enhance client returns over time.

MARKETS AND DISTRIBUTION CHANNELS

 Institutional Investors

  The Institutional Market. The institutional market for investment management services includes corporate, government and multi-employer pension plans, charitable endowments and foundations, and corporations purchasing investment management services for their own account. The industry consists of two primary institutional markets. The defined benefit pension plan market, historically the largest component and primary market for investment managers, is large, fragmented, performance sensitive and generally sophisticated. The other principal component is the defined contribution plan market, consisting of plans such as 401(k) plans which, while historically a smaller market, has grown in the last decade to almost equal the defined benefit market in size.

  At year end 1996, total U.S. pension and retirement assets were estimated at approximately $7 trillion. Of that amount, corporate defined benefit plans accounted for $1.5 trillion, growing at an average rate of 6.2% over the past five years, and corporate defined contribution plans accounted for $1.4 trillion, growing at an average rate of 10.5% over the past five years. Other sectors include insured assets (primarily group and other annuities) at $1.2 trillion, state and local government pension assets at $1.4 trillion, federal government pension assets at $390 billion and IRA assets at $1.3 trillion. While all sectors experienced significant growth in assets under management during the period, the cash flow growth rate has been negative for defined benefit plans, at (4.0%) per year during the period, while defined contribution plans have seen positive cash inflows of 1.3% per year during the period.

  Distribution and Marketing. Each of PIMCO Advisors' investment management groups serves the institutional market and conducts institutional marketing activities directly. In general, each investment management group conducts its own marketing, which generally targets Fortune 1,000 companies and other large institutional investors. The investment managers seek to develop client relationships through investment management performance and focused, responsive client service. Business strategies also involve increasing assets under management for non-U.S. clients, expanding the array of fixed income and equity products offered to clients, seeking to expand market share with medium and smaller institutional investors by offering pooled investment vehicles such as the PIMCO Funds, and otherwise seeking to diversify and expand their businesses by investment strategy, method of delivery and markets.

  A principal component of PIMCO Advisors' marketing strategy is the historical performance of its investment managers relative to benchmarks over longer periods of time. For example, Pacific Investment Management stresses its record in equaling or exceeding client-selected performance benchmarks over long periods through a measured risk taking approach that emphasizes preservation of capital and focus on total return. Over the last 5 years, Pacific Investment Management's Total Return Full Authority composite, representing approximately 24% of Pacific Investment Management's total assets under management at December 31, 1997, outperformed the Lehman Brothers Aggregate Bond Index by approximately 181 basis points (9.29% compared to 7.48%) annually on a compound basis, before fees. Oppenheimer Capital has achieved a total return of 20.5% on its large cap value composite over the last five years, which exceeds the benchmark S&P 500 index by 22 basis points annually on a compound basis, before fees.

 Retail Investors

  The Retail Market. Like the institutional market for investment management services, the mutual fund market has expanded rapidly in recent years. The retail market is served in large part through mutual funds. The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. Marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. Increasingly other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act of 1940, as amended, contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

  The PIMCO Funds. PIMCO Advisors and its investment management professionals sponsor and manage the PIMCO Funds, a family of 45 mutual funds for both institutional and retail investors. In January 1997, PIMCO Advisors restructured its proprietary mutual funds into a single fund family called "PIMCO Funds" which is comprised of 24 funds advised by Pacific Investment Management, and 21 funds advised by PIMCO Advisors and subadvised by PIMCO Advisors' other investment managers and one independent subadvisor. PIMCO Funds are offered in up to five different share classes: institutional and administrative share classes for institutional investors and, for retail investors, Class A shares (which are "front end" load), Class B shares (which are "back-end load"), and Class C shares (which are "level load"). The PIMCO Funds now feature a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including third-party service providers such as transfer agents) and will directly benefit from decreases in those costs.

  At December 31, 1997, PIMCO Funds had $29.9 billion under management, of which $7.0 billion was represented by retail share classes. At February 28, 1998, sixteen of the PIMCO Funds had overall Morningstar ratings of 4 stars or above. Set forth below is information regarding these funds:

                                                        ASSETS UNDER
                                                         MANAGEMENT
                                                        AT 12/31/97    OVERALL
                                                            (IN      MORNINGSTAR
PIMCO FUND                        MANAGEMENT STYLE       MILLIONS)     RANKING
----------                   -------------------------- ------------ -----------
Total Return(1)............. Fixed Income--Total Return   $15,916      *****
Low Duration(1)............. Fixed Income                   2,983      *****
High Yield(1)............... Fixed Income--High Yield       1,633      *****
Capital Appreciation(1)..... Growth                           752      *****
Mid-Cap Growth(1)........... Growth                           570      *****
StocksPLUS(1)............... Enhanced Equity                  481      *****
Renaissance................. Growth                           471      *****
Foreign Bond(1)............. Fixed Income--Int'l              411      *****
Total Return II(1).......... Fixed Income--Total Return       483      ****
Low Duration II(1).......... Fixed Income                     352      ****
Total Return III(1)......... Fixed Income--Total Return       334      ****
Small Cap Value(1).......... Value                            233      ****
Short Term(1)............... Fixed Income                     208      ****
Value(1).................... Value                            208      ****
Equity Income(1)............ Value                            173      ****
Enhanced Equity(1).......... Quantitative                      43      ****

--------
(1) Rating based on institutional class shares, as Class A, B and C shares were initially offered on January 17, 1997. Institutional class shares generally have a $5 million minimum investment. Had Class A, B and C shares been in existence for the same period as the institutional class shares they may have received different ratings due to Class A, B and C shares' higher expense ratios and sales charges.

  The above chart is based on February 28, 1998 Morningstar ratings. Overall rating is a weighted average of the fund's 3, 5 and 10-year ratings (when applicable). During those periods there were 2,402, 1,363 and 706 domestic equity funds; 717, 306 and 107 international equity funds; 1,400, 826 and 335 taxable bond funds; and 1,502, 775 and 347 municipal bond funds rated, respectively. Morningstar ratings reflect historical risk-adjusted performance and are subject to monthly changes. Therefore, past ratings are not a guarantee of future results. The ratings are calculated from a fund's average annual total return with the appropriate sales charge adjustment and a risk factor that reflects fund performance relative to three-month Treasury bill returns. 5-star ratings are limited to the top 10% of funds in an investment category, the next 22.5% earn 4 stars, the next 35% earn 3 stars, the next 22.5% earn 2 stars and the bottom 10% earn 1 star. Morningstar ratings are based on a fund's oldest class of shares.

  PFD, a wholly-owned subsidiary of PIMCO Advisors, is the distributor for the PIMCO Funds. PIMCO Advisors uses PFD to distribute the retail share classes of PIMCO Funds through a large, diversified network of unaffiliated retail broker-dealers, including many leading full-service broker-dealers. PFD has selling agreements with over 1,000 broker-dealers and banks. The sales and marketing personnel develop and support sales and marketing strategies between PIMCO Advisors and individual retail broker-dealers. Additionally, the relationships fostered by this group allow PFD's wholesalers to have access to the branch offices and sales representatives of the retail broker-dealers.

  Other Aggregators and Intermediaries. PIMCO Advisors' strategy also involves focusing on financial service aggregators of retail assets such as unaffiliated sponsors of mutual funds and other registered investment advisors (including fee-based financial planners) who recommend the use of "no-load" mutual funds such as the institutional and administrative fee-only classes of PIMCO Funds to their clients, and consultant alliances.

  In addition to the 45 PIMCO Funds, PIMCO Advisors' investment managers subadvise third-party sponsored mutual funds. In particular, Opcap Advisors, a subsidiary of Oppenheimer Capital, serves as subadvisor for six funds in the Quest Series of OppenheimerFunds having $6.6 billion under management at December 31, 1997. The Class A shares of five of these funds had overall Morningstar ratings of four stars, based on February 28, 1998 Morningstar ratings.

  Wrap Fee Accounts. Oppenheimer Capital has become actively involved in managing wrap fee accounts, or broker-sponsored asset management programs. Wrap fee accounts have grown rapidly since their introduction, reaching nearly $8.0 billion under management at December 31, 1997. Oppenheimer Capital's success is attributable in large part to its strong long term track record which brokers promote in marketing.

  Through wrap fee programs, brokers offer their clients discretionary portfolio management services. The services are provided through independent investment managers selected by the broker and the client from the broker's approved list of managers. The broker's client investment objectives are analyzed and an investment manager is chosen whose investment philosophy appears to be compatible with the client's goals. The client enters into an investment advisory agreement with the broker which has a separate master agreement with Oppenheimer Capital. The client pays a single, all-inclusive fee which covers investment advisory services rendered, as well as custodial, execution and other client-related services performed by the broker, exclusive of exchange fees and transfer taxes mandated by law. The broker pays Oppenheimer Capital a fee monthly or quarterly, from the all-inclusive fee collected from the client. Oppenheimer Capital serves as wrap account manager for 15 programs totalling $8.0 billion under management, with approximately 70% of those assets originated through the Salomon Smith Barney brokerage network.

  Variable Annuities. Oppenheimer Capital has developed a program managing funds which support the variable annuity products of a number of insurance companies. Since introduction, this program has grown to nearly $4.3 billion in assets under management at December 31, 1997.

  Asset growth is being driven by a combination of market appreciation, investment performance and the development of relationships with additional insurance companies. Oppenheimer Capital's largest fund supporting variable annuities is the Enterprise Accumulation Trust, offered by the Mutual Life Insurance Company of New York. The OCC Accumulation Trust is offered by twelve insurance companies in support of their variable annuity products. Oppenheimer Capital also manages portfolios for the variable annuity accounts of four other insurance companies and is developing investment advisory relationships with additional insurance companies to manage assets for both variable annuity and variable life insurance products.

GROWTH STRATEGY

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker-dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors. PIMCO Advisors' initiatives include:

  Continued Institutional Growth. PIMCO Advisors works to build on the strength of its institutional client base by providing high levels of client service, penetration of new markets and new product offerings. In particular, PIMCO Advisors is seeking to increase assets managed for overseas institutional investors, and has recently established or expanded offices in London, Tokyo, Singapore and Sydney. In addition, PIMCO Advisors formed a Dublin trust as an additional vehicle for pooled investment by foreign institutions and high net worth individuals.

  Retail Base Expansion. PIMCO Advisors has commenced a significant initiative to build its retail distribution through investing in its broker-dealer network, increasing its participation in mutual fund "supermarkets", expanding its presence in the 401(k) market by increasing the number of plan sponsors offering PIMCO Advisors' investment products and building brand awareness both at the broker-dealer level and the retail investor level through increased marketing and public relations initiatives. In addition, PIMCO Advisors seeks growth through building on its success in wrap fee accounts, variable annuity programs and sponsored trust companies offering retail investment products.

  New Product Offerings. PIMCO Advisors pursues growth in both the institutional and retail markets through offering new products. By assessing current product offerings, working with clients and monitoring market trends, PIMCO Advisors identifies areas for new product placement. Leveraging off the depth and expertise of its investment professionals, PIMCO Advisors has recently developed several new funds to enhance its product line and expects to continue to supplement its fund offerings. Recent new product offerings include investments in international bonds and a "real return" fund, investing in inflation indexed bonds.

  PIMCO Advisors pursues these strategies both through internal investment and through targeting existing investment managers and selectively acquiring those that have demonstrated strong investment performance or provide complementary products and investment philosophies to PIMCO Advisors' existing investment management groups.

RECENT DEVELOPMENTS

  Opgroup Transaction. On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), which owned through a subsidiary the 32.4% managing general partner interest in Oppenheimer Capital, a one percent general partner interest in PIMCO Holdings, one percent general partner interests in three subsidiaries of Oppenheimer Capital and 100% of Value Advisors LLC, a newly formed limited liability company holding eight closed-end investment fund management contracts formerly held by Advantage Advisers, Inc. (the "Opgroup Acquisition"). In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. Following the merger, Opgroup caused its investment advisory assets to be contributed to PIMCO Advisors in exchange for PIMCO Advisors Class C units. See "Certain Relationships and
Transactions: Contribution Agreement." In connection with the transaction, PIMCO Advisors split the one percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner for $80,000.

  OpCap Merger. On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for
25.5 million PIMCO Advisors Class A units. Concurrent with the merger, PIMCO Holdings acquired an additional 0.6 million PIMCO Advisors Class A units for $16.7 million in cash. As a result, Oppenheimer Capital became a wholly-owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. On December 1, 1997, PIMCO Holdings effected a 1.67 for 1 split of the PIMCO Holdings units, so that each PIMCO Holdings unit outstanding after the split represented an economic interest in one PIMCO Advisors unit.

  Public Ownership Restructuring. On December 31, 1997, the publicly held limited partner interests of PIMCO Advisors and PIMCO Holdings were consolidated through an exchange of publicly traded PIMCO Advisors units for an equal number of PIMCO Holdings units. In addition, PIMCO Holdings changed its name from Oppenheimer Capital, L.P. to PIMCO Advisors Holdings L.P., and PIMCO Holdings units, which continued to be traded on the New York Stock Exchange, became traded under the symbol "PA." As a result, all direct and indirect public ownership interests in the business of PIMCO Advisors were consolidated into one entity. In addition, PIMCO Advisors ceased to be publicly traded, allowing it to become a private partnership not subject to the tax on the gross income from active businesses of publicly traded partnerships which became effective after December 31, 1997.

  Change in Fiscal Year. Prior to the Opcap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the Opcap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors.

COMPETITION

  The investment management business is highly competitive. PIMCO Advisors competes with a large number of other domestic and foreign investment management firms, commercial banks, insurance companies, broker-dealers and other financial services providers. Some of these financial services companies have greater resources, assets under management and administration than PIMCO Advisors and offer a broader array of investment products and services.

  PIMCO Advisors believes that the most important factors affecting its success are the abilities, performance records and reputations of its investment managers, and the development of new investment and marketing strategies. The relative importance of these factors varies depending on the type of investment management service involved. Client service is also an important competitive factor. PIMCO Advisors' ability to increase and retain client assets could be adversely affected if client accounts underperform the market over time or if key investment managers leave the firms. The ability of PIMCO Advisors to compete with other investment management firms is also dependent, in part, on the relative attractiveness of their investment philosophies and methods under prevailing market conditions. There are relatively few barriers to entry by new investment management firms in the institutional managed accounts business, which increases competitive pressure.

  A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored by PIMCO Advisors. Many competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of PIMCO Advisors-sponsored funds to attract new retail clients and to retain retail assets under management.

FEE REVENUES

 General Characteristics

  Investment management agreements between PIMCO Advisors' investment management groups and their clients typically provide for fees based on a percentage of the assets under management, generally determined at least quarterly and valued at current market levels. The percentage of the fee applicable to a particular classification of assets under management is a function of several factors. For example, investments or strategies which have a higher degree of risk and uncertainty command a higher percentage fee. Therefore, significant fluctuations in securities prices or in the investment patterns of clients that result in shifts in assets under management can have a material effect on PIMCO Advisors consolidated revenues and profitability. Such fluctuations in asset valuations and client investment patterns may be affected by overall economic conditions and other factors influencing the capital markets and the net sales of mutual fund shares generally, including interest rate fluctuations. Virtually all of PIMCO Advisors' revenues are derived from investment management agreements with clients that are terminable at any time or upon 30 to 60 days' notice, as is the case generally in the investment management industry. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on PIMCO Advisors' results of operations. The investment management business is highly competitive and fees vary among investment managers. Some of PIMCO Advisors' investment management groups' fees are higher than those of many investment managers relative to the average size of accounts under management. Each investment manager's ability to maintain its fee structure in the competitive environment is dependent to a large extent on the ability of its investment managers to provide clients with service and investment returns that will cause clients to be willing to pay those fees. There can be no assurance that PIMCO Advisors' investment management groups will be able to retain their clients or sustain their fee structures in the future.

 Performance-Based Fees

  Approximately 4.6%, 4.0% and 4.0% of PIMCO Advisors' revenues (as adjusted to combine with the revenues of Oppenheimer Capital) for the years ended December 31, 1997, 1996 and 1995, respectively, were derived from performance-based fees. Most of these revenues are attributable to Pacific Investment Management's operations. To earn a performance-based fee with respect to an account, the relevant investment manager must generally outperform a specific benchmark over a particular period. Performance-based fee arrangements make revenues more volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. Pacific Investment Management's StocksPLUS product, which accounted for $12.0 billion of assets under management at December 31, 1997, is generally subject to a performance-based arrangement in which under-performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are generally not subject to a cap. In addition to the StocksPLUS accounts, several large fixed income accounts aggregating approximately $11.3 billion at December 31, 1997, also have performance-based fee arrangements. Pacific Investment Management's performance-based fee arrangements, including the StocksPLUS fee arrangement, can materially affect Pacific Investment Management's revenues, and thus those of PIMCO Advisors, from period to period.

ITEM 2. PROPERTIES

  The principal offices of PIMCO Holdings and PIMCO Advisors are located at
(i) 800 Newport Center Drive, Newport Beach, California where they soon will occupy approximately 15,000 square feet of space under a lease expiring in 2005 and (ii) 2187 Atlantic Street, Stanford, Connecticut where PIMCO Advisors and PFD occupy approximately 17,200 square feet of space under a sublease expiring in 2002. Pacific Investment Management's principal offices are located at 800 and 840 Newport Center Drive and 5 Civic Plaza, Newport Beach, California where it occupies approximately 85,000 square feet of space under leases expiring in 1998 and 2005. Oppenheimer Capital currently maintains office space at the following locations: approximately 40,000 square feet at the Oppenheimer Tower, New York, New York; 39,800 square feet at the Merrill Lynch Tower, New York, New York; and 44,000 square feet at 33 Maiden Lane, New York, New York. Each location is a modern office building and the space is adequate for PIMCO Holdings' and PIMCO Advisors' current operations, but more space may be necessary should PIMCO Advisors business expand.

ITEM 3. LEGAL PROCEEDINGS

  On November 10, 1997, Richard Buzby filed an action on behalf of a purported class of limited partners of PIMCO Holdings against PIMCO Advisors and certain individuals associated with the previous general partner of PIMCO Holdings in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the Oppenheimer Capital Merger. The complaint seeks compensatory and/or rescissionary money damages or, alternatively, injunctive relief or rescission of the transactions. After that date, certain other complaints were filed in the states of Delaware and New York, making similar allegations.

  On December 17, 1997, PIMCO Advisors and PIMCO Holdings issued a press release announcing that they reached an agreement to settle the various class action lawsuits filed against them and other defendants in connection with the Oppenheimer Capital Merger. As part of the settlement, the class will receive $1 per PIMCO Holdings unit for each of the 15.4 million PIMCO Holdings units outstanding for holders of record as of November 4, 1997, payable as a distribution after reduction for court-awarded attorney's fees and costs. PIMCO Advisors and PIMCO Holdings reported that the $15.4 million provides material value to the members of the class. The settlement was recorded as part of the purchase price and the resulting intangibles will be amortized over 20 years and thus, PIMCO Advisors and PIMCO Holdings believe, will have no material effect on earnings or distributions. The settlement is subject to court approval.

  Except as described above, there are no material legal proceedings pending or, to the knowledge of management, threatened against PIMCO Holdings or PIMCO Advisors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Until December 31, 1997, PIMCO Holdings units (formerly Oppenheimer Capital, L.P. units) were traded on the NYSE under the symbol "OCC" and the PIMCO Advisors Class A limited partner units were traded on the NYSE under the symbol "PA." Commencing January 1, 1998, following the combination of the public ownership of PIMCO Holdings and PIMCO Advisors, the PIMCO Advisors Class A units are no longer publicly traded and PIMCO Holdings units are traded on the NYSE under the symbol "PA."

  The following table sets forth, for the periods indicated, the high and low trading prices for PIMCO Holdings units as reported on the NYSE and the total cash distributions paid per PIMCO Holdings unit:

                             PIMCO HOLDINGS UNITS
      (FORMERLY OPPENHEIMER CAPITAL, L.P. UNITS PRIOR TO JANUARY 1, 1998)

                                               TRADING PRICES(2)
                                               ------------------
                                                                   TOTAL CASH
             REPORTING PERIOD(1)                 HIGH      LOW    DISTRIBUTIONS
             -------------------               --------- -------- -------------
Fiscal 1996
 First Quarter................................ $14 5/8   $12 5/8     $0.329
 Second Quarter...............................  16 3/4    14 3/8      0.374
 Third Quarter................................  17 5/8    16 1/8      0.704
 Fourth Quarter...............................  18 3/8    16 5/8      0.494
                                                                     ------
   Total......................................                       $1.901
                                                                     ------
Fiscal 1997
 First Quarter................................ $17 7/8   $15 3/4     $0.389
 Second Quarter...............................  20 3/4    16 5/8      0.449
 Third Quarter................................  22 3/8    19 3/8      0.569
 Fourth Quarter...............................  22 7/8    19 1/4      0.689
                                                                     ------
   Total......................................                       $2.096
                                                                     ------
Fiscal 1998
 First Quarter................................ $25 7/8   $21 1/2     $0.569
 Second Quarter...............................  34 5/8    26 3/4      0.569
 Third Quarter (through December 31, 1997)....  32 9/16   28 3/16     0.904
                                                                     ------
   Total......................................                       $2.042
                                                                     ------
Calendar 1998
 First Quarter (January 1, 1998 through March
  23, 1998)................................... $35 11/16 $29 3/8     $0.580
                                                                     ------
   Total......................................                       $0.580
                                                                     ------

--------
(1) On December 1, 1997, PIMCO Holdings changed its fiscal year end to December 31. The information displayed in this chart through December 31, 1997 is based on a fiscal year end of April 30.
(2) PIMCO Holdings unit prices and distributions prior to December 1, 1997 have been restated to reflect the 1.67-to-one unit split effective as of that date.

  On March 23, 1998, the closing price of PIMCO Holdings units was $34.125 per unit and there were approximately 2,015 holders of record of PIMCO Holdings units.

DISTRIBUTION POLICY

  PIMCO Holdings' policy is to distribute substantially all of its net cash flow on an annual basis. Distributions are declared and paid to unitholders of record within thirty days following the end of each calendar quarter on March 31, June 30, September 30 and December 31 of each year. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. The Amended and Restated Agreement of Limited Partnership of PIMCO Advisors Holdings L.P., as amended (the "PIMCO Holdings Partnership Agreement") requires the general partner of PIMCO Holdings to declare quarterly distributions to the record holders of PIMCO Holdings units (the "Unitholders") in an amount equal to the cash distributions from PIMCO Advisors, less expenses and reserves. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per-unit distributions generally equal the PIMCO Advisors distributions less applicable taxes.

  PIMCO Advisors distributes on an annual basis cash in an amount equal to Operating Profit Available for Distribution (as defined in the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. (the "PIMCO Advisors Partnership Agreement")) less any amount deemed required for capital expenditures, future payments of indebtedness, as reserves or otherwise in the business of PIMCO Advisors. In general, the Management Board of PIMCO Advisors evaluates distribution levels late in the fourth quarter of each year based on expected year end earnings and the anticipated earnings for the ensuing year. The Management Board of PIMCO Advisors has set a quarterly distribution rate of $0.60 per PIMCO Advisors unit for the first three calendar quarters of 1998, which equates to a distribution rate at PIMCO Holdings (after taxes at PIMCO Holdings) of $0.53 per unit.

  Actual distribution levels will depend on the financial performance of PIMCO Advisors, and there can be no assurance that the stated distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors. In addition, the general partners of PIMCO Advisors may, in determining the amount of distributions, deduct any amount from Operating Profit Available for Distribution the general partners deem may be required for capital expenditures, reserves or otherwise in the business of PIMCO Advisors. To the extent PIMCO Advisors or PIMCO Holdings retains profits in any year, unitholders may have taxable income from PIMCO Holdings that exceeds their cash distributions.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following tables set forth summary financial data of PIMCO Holdings (retroactively restated to reflect a 1.67 for 1 unit split effective December 1, 1997) and Oppenheimer Capital for the eight months ended December 31, 1997, and each of the five years ended April 30, 1997 and selected consolidated financial data of PIMCO Advisors for each of the five years ended December 31, 1997. In the fourth quarter of 1997, PIMCO Advisors acquired Oppenheimer Capital, and PIMCO Holdings investment in Oppenheimer Capital was exchanged for an interest in PIMCO Advisors. Accordingly, PIMCO Advisors data includes the performance of Oppenheimer Capital from November 4, 1997, and PIMCO Holdings data consists of the performance of PIMCO Advisors from December 1, 1997. In addition, PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management LLC merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation"). Under generally accepted accounting principles, the Consolidation was accounted for as an acquisition of TAG LP by PFAMCo Group. Therefore, the historical financial statements of PIMCO Advisors include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors in its partnership form, for the period since the Consolidation. This information should be read in conjunction with the financial statements of PIMCO Advisors Holdings L.P., the consolidated financial statements of PIMCO Advisors L.P. and the consolidated financial statements of Oppenheimer Capital, and the related notes thereto included elsewhere in this report on Form 10K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of PIMCO Advisors Holdings L.P."

                                       PIMCO ADVISORS HOLDINGS L.P.
                          -------------------------------------------------------------
                              FOR
                           THE EIGHT
                          MONTHS ENDED
                          DECEMBER 31,        FOR THE YEARS ENDED APRIL 30
                          ------------  -----------------------------------------------
                              1997        1997        1996       1995    1994    1993
                          ------------  --------    --------    ------- ------- -------
                              (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues................    $ 45,737(3) $ 56,046(1) $ 61,316(1) $34,282 $35,091 $30,022
Expenses................       1,605       2,720       2,720      3,461   4,038   3,704
                            --------    --------    --------    ------- ------- -------
Net income..............    $ 44,132(3) $ 53,326(1) $ 58,596(1) $30,821 $31,053 $26,318
                            ========    ========    ========    ======= ======= =======
Diluted Net Income Per
 Unit...................    $   1.68    $   2.04    $   2.27    $  1.21 $  1.22 $  1.04
                            ========    ========    ========    ======= ======= =======
Distributions declared
 per unit...............    $   2.05(4) $   2.10(2) $   1.90(2) $  1.30 $  1.28 $  1.16
                            ========    ========    ========    ======= ======= =======
Weighted average number
 of units outstanding...      25,768      25,663      25,457     25,277  25,122  25,065
FINANCIAL CONDITION AT
 END OF PERIOD:
Total assets............    $438,964    $116,149    $110,099    $96,633 $98,116 $98,365
Total liabilities.......      30,627      17,858      12,713     10,321  10,319   9,683
                            --------    --------    --------    ------- ------- -------
Partners' capital.......    $408,337    $ 98,291    $ 97,386    $86,312 $87,797 $88,682
                            ========    ========    ========    ======= ======= =======

--------
(1) Includes revenues and a non recurring gain of $1.8 million, or $.07 per unit in fiscal 1997 and $17.7 million, or $.69 per unit in fiscal 1996.

(2) Includes a special distribution related to the non recurring gain of $.06 per unit in fiscal 1997 and $.33 in fiscal 1996.

(3) Includes revenues and a non recurring gain of $2.8 million, or $.11 per unit.

(4) Includes a special distribution related to the non recurring gain of $.07 per unit.

                                            PIMCO ADVISORS L.P.
                               -------------------------------------------------
                                      FOR THE YEARS ENDED DECEMBER 31
                               -------------------------------------------------
                                  1997         1996     1995     1994     1993
                               ----------    -------- -------- -------- --------
                                   (AMOUNTS IN THOUSANDS, EXCEPT PER UNIT
                                                  AMOUNTS)
STATEMENTS OF OPERATIONS
 DATA:
Total revenues...............  $  516,669    $392,024 $323,014 $180,263 $165,856
Operating expenses...........     346,686     261,978  215,271  145,220  131,447
Amortization of intangibles,
 options and restricted
 units.......................      51,676      41,171   42,723    6,202      --
                               ----------    -------- -------- -------- --------
Operating income.............  $  118,307    $ 88,875 $ 65,020 $ 28,841 $ 34,409
                               ==========    ======== ======== ======== ========
Net Income...................  $  118,330    $ 91,128 $ 68,467 $ 19,255 $ 19,717
                               ==========    ======== ======== ======== ========
DILUTED NET INCOME PER UNIT
 (1):
General Partner and Class A
 Limited Partner units.......  $     1.45    $   1.29 $   1.16 $   0.12
                               ==========    ======== ======== ======== ========
DIVIDENDS/DISTRIBUTIONS
 DECLARED (2):...............  $  208,713    $131,604 $ 89,613 $ 24,384 $ 22,158
                               ==========    ======== ======== ======== ========
FINANCIAL CONDITION AT END OF
 PERIOD:
Total assets (3).............  $1,343,036    $358,500 $369,592 $379,708 $ 70,388
Total liabilities............     288,971      62,257   38,035   34,179   44,567
                               ----------    -------- -------- -------- --------
Partners' capital (4)........  $1,054,065    $296,243 $331,557 $345,529 $ 25,821
                               ==========    ======== ======== ======== ========
OTHER STATISTICS:
Assets under management (in
 billions)...................  $    199.5(5) $  110.0 $   95.2 $   72.2 $   57.2
Operating Profit Available
 for Distribution (1)........  $  173,166    $132,314 $111,205 $ 12,306      --

--------
(1) Computed on earnings following the Consolidation. Operating Profit Available for Distribution is defined by the PIMCO Advisors Partnership Agreement as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes.

(2) PIMCO Advisors accelerated its distribution declaration record date by one month effective December 31, 1997, thus 1997 reflects five quarterly declarations.

(3) Upon completion of the acquisition of Oppenheimer Capital, approximately $897.5 million of intangible assets were recorded. Upon completion of the Consolidation, approximately $284.9 million of intangible assets were recorded. See Note 3 in the Notes to the Consolidated Financial Statements of PIMCO Advisors L.P. and Subsidiaries.

(4) Stockholders' equity before the Consolidation.

(5) Includes Oppenheimer Capital.

                                                 OPPENHEIMER CAPITAL
                          ---------------------------------------------------------------
                              FOR
                           THE EIGHT
                          MONTHS ENDED
                          DECEMBER 31,            FOR THE YEARS ENDED APRIL 30,
                          ------------  -------------------------------------------------
                              1997        1997        1996        1995     1994    1993
                          ------------  --------    --------    -------- -------- -------
                                           (AMOUNTS IN THOUSANDS)
STATEMENTS OF OPERATIONS
 DATA:
Revenues................    $148,937    $181,974    $158,215    $129,912 $112,290 $94,733
Expenses................      83,951     103,064      95,551      83,066   64,683  54,707
                            --------    --------    --------    -------- -------- -------
Operating income........      64,986      78,910      62,664      46,846   47,607  40,026
Gain on Quest sale......       4,374(2)    2,806(1)   27,725(1)      --       --      --
                            --------    --------    --------    -------- -------- -------
Income before income tax
 expense and minority
 interest...............    $ 69,360    $ 81,716    $ 90,389    $ 46,846 $ 47,607 $40,026
                            ========    ========    ========    ======== ======== =======
FINANCIAL CONDITION AT
 END OF PERIOD:
Total assets............    $ 86,236    $ 93,019    $ 76,338    $ 56,129 $ 43,034 $37,677
Total liabilities.......      38,654      53,044      41,462      41,582   30,557  27,830
Minority interest.......         213         277         174          87       25      18
                            --------    --------    --------    -------- -------- -------
Partners' capital.......    $ 47,369    $ 39,698    $ 34,702    $ 14,460 $ 12,452 $ 9,829
                            ========    ========    ========    ======== ======== =======
OTHER STATISTICS:
Assets under management
 (in billions)..........    $   61.4    $   51.2    $   40.6    $   31.8 $   29.4 $  26.4

--------
(1) Reflects the gain realized on the sale of the investment advisory and other contracts and business relationship for the twelve Quest for Value mutual funds to OppenheimerFunds, Inc. in November 1995.

(2) Reflects the gain realized on the sale of the investment advisory and other contracts and business relationship of the Quest Dual Purpose Fund to OppenheimerFunds, Inc. in July 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PIMCO ADVISORS HOLDINGS L.P.

GENERAL

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership. Until November 30, 1997, PIMCO Holdings' primary sources of income were its proportionate (67%) share of the net income of Oppenheimer Capital, an equity oriented investment management firm, and interest income from a 10%, $32.2 million note receivable (the "Equities Note") from an affiliate. As a result of the acquisition of Oppenheimer Capital by PIMCO Advisors L.P. ("PIMCO Advisors") described below, commencing December 1, 1997, PIMCO Holdings' primary source of income has been its proportionate share of the net income of PIMCO Advisors. Currently, PIMCO Holdings holds approximately 46 million PIMCO Advisors units, representing a 43% general partner interest in PIMCO Advisors.

  The financial condition and results of operations of PIMCO Advisors are discussed below under "--PIMCO ADVISORS L.P." The financial condition and results of operations of Oppenheimer Capital are discussed below under "-- OPPENHEIMER CAPITAL."

COMBINATION OF OPPENHEIMER CAPITAL AND PIMCO ADVISORS

  On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interest in PIMCO Holdings. In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner.

  On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly-owned subsidiary of PIMCO Advisors, and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. On December 1, 1997, Holdings effected a 1.67 for 1 split of the PIMCO Holdings units, so that each PIMCO Holdings unit outstanding after the split represented an economic interest in one PIMCO Advisors unit.

  On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings general partner interest in PIMCO Advisors increased to approximately 43%.

  Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors. Accordingly, the period ending December 31, 1997 is a "stub" reporting period, eight months in total, consisting of two three month periods and one two month period.

PRO FORMA FINANCIAL INFORMATION

  Because of the different ownership interests during the historical reporting periods and the different elapsed times of the historical reporting periods, management has included below certain pro forma financial information as if the above discussed transactions had been completed as of January 1, 1996. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from the inclusion of 67% of Oppenheimer Capital's stand alone results prior to November 30, 1997 as compared with 24% of the consolidated results of PIMCO Advisors for December of 1997 and 43% of such activities after December 31, 1997, and from certain events effected in the transactions principally related to the creation and amortization of intangible assets.

  The following table summarizes the unaudited condensed pro forma results of operations of PIMCO Advisors and PIMCO Holdings for the calendar years ended December 31, 1997 and 1996 as if the above discussed acquisition transactions had been completed on January 1, 1996.

                                                  PIMCO ADVISORS HOLDINGS L.P.
                                                   FOR THE YEAR ENDED DECEMBER
                                                               31,
                                                  -----------------------------
                                                       1997           1996
                                                  -------------- --------------
                                                          (IN MILLIONS)
   REVENUES
     Equity in earnings of PIMCO Advisors........ $         66.0 $         45.9
                                                  -------------- --------------
   NET INCOME.................................... $         66.0 $         45.9
                                                  ============== ==============
     BASIC NET INCOME PER UNIT................... $         1.44 $         1.00
                                                  ============== ==============
     DILUTED NET INCOME PER UNIT................. $         1.39 $         0.98
                                                  ============== ==============
                                                       PIMCO ADVISORS L.P.
                                                   FOR THE YEAR ENDED DECEMBER
                                                               31,
                                                   ---------------------------
                                                       1997           1996
                                                  -------------- --------------
                                                          (IN MILLIONS)
   REVENUES...................................... $        694.7 $        567.1
                                                  -------------- --------------
   EXPENSES
     Compensation and related....................          299.3          245.0
     Other operating expenses....................          134.9          111.0
     Amortization of intangibles and restricted
      units......................................          103.2          101.7
                                                  -------------- --------------
       Total.....................................          537.4          457.7
                                                  -------------- --------------
   NET INCOME.................................... $        157.3 $        109.4
                                                  ============== ==============
     BASIC NET INCOME PER UNIT................... $         1.44 $         1.00
                                                  ============== ==============
     DILUTED NET INCOME PER UNIT................. $         1.39 $         0.98
                                                  ============== ==============
   ASSETS UNDER MANAGEMENT: (in billions)
     Beginning of period ........................ $        158.2 $        132.4
     End of period............................... $        199.5 $        158.2

  The foregoing pro forma operating results give effect to:

    (i) Conversion of PIMCO Holdings to a calendar year reporting basis;

    (ii) The issuance of 2.1 million PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 (Opgroup
  Transaction);

    (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $146.9 million had been exchanged as of December 31, 1997;

    (iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;

    (v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as a result of the OpCap Merger and which will be amortized over 20 years;

    (vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;

    (vii) The elimination of the priority distribution structure related to pre-December 31, 1997 rights of PIMCO Advisors Class A units; and

    (viii) The repayment of the Equities Note in November, 1997 and the resulting elimination of interest income and related expense.

  This pro forma information is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

PIMCO ADVISORS HOLDINGS L.P.

COMPARATIVE RESULTS OF OPERATIONS

 Calendar 1997 pro forma compared to Calendar 1996 pro forma

  PIMCO Holdings realized $66 million as its proportionate share of pro forma earnings of PIMCO Advisors (approximately 43%) as compared with $45.9 million pro forma in 1996--an increase of $20.1 million or 43.8%. This increase was the result of a comparable increase in the net income of PIMCO Advisors, resulting from a $127.6 million, or 22.5%, pro forma increase in revenues influenced predominantly by a pro forma 26.1% increase in managed assets as of the end of the respective periods.

  The pro forma increase in managed assets aggregated $41.3 billion, which was comprised of $16.0 billion of net cash inflows and $25.3 billion of net market appreciation. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

  The operating expenses of PIMCO Advisors include compensation and related costs, which increased a pro forma $54.3 million or 22.2%; other operating expenses, which increased a pro forma $23.9 million or 21.5% and amortization of intangibles and restricted units and options, which increased a pro forma $1.4 million or 1.4%. Compensation and related costs are heavily influenced by increased revenues because a substantial portion of such costs reflect participation by key employees in the profitability of the investment advisor subsidiaries. Other operating costs include occupancy and other costs and tend to grow at a slower rate than revenues, however, as discussed below under "PIMCO Advisors L.P. Overview", the implementation of a unified administrative fee in the PIMCO Funds complex in 1997 resulted in costs previously borne by the mutual funds directly being borne by the adviser with a corresponding new revenue.

  The amortization of intangibles and restricted units and options in 1996 and 1997 includes a charge of approximately $25.8 million related to the complete amortization of the intangible value (approximately $80.7 million) of PIMCO Advisors master limited partnership (MLP) structure, originally scheduled to expire on December 31, 1997. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings has elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there will be no specific intangible amortization related to this structure in the future. It is expected, therefore, that amortization of the remaining intangibles will approximate $80 million annually after 1997. Further, based upon current operating margins, the federal tax would amount to an approximate 17% to 18% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution.

 Historical eight months ended December 31, 1997 compared to the fiscal year ended April 30, 1997

  PIMCO Holdings realized $43.8 million as its proportionate share of the earnings of its investees during the eight months ended December 31, 1997. This included $39.8 million representing its approximate 67% ownership of Oppenheimer Capital through November 30, 1997 and $4.0 million representing its approximate 24% ownership of PIMCO Advisors for the month of December 1997. Equity in earnings of Oppenheimer Capital for the period included $2.8 million representing the proportionate share of a gain recognized by Oppenheimer Capital upon the sale of the investment advisory contracts and business relationships of the Quest for Value Dual Purpose Fund, Inc. to OppenheimerFunds, Inc. ("OFI"). This compares with fiscal 1997 recorded results of $52.8 million of equity in earnings of Oppenheimer Capital, which results also reflected a $1.8 million gain from the sale of the Quest for Value Funds investment advisory contracts and business relationships to OFI. These two sales are referred to as the Quest sales. The comparative reduction in earnings is predominantly due to the shorter relative time frames (seven months of ownership of Oppenheimer Capital as compared to 12 months of ownership) offset by increased managed assets during that period. Variances in interest income, amortization of intangibles and other expenses are all due to the difference in length of the respective reporting periods.

  Net income per unit amounted to $1.70 based upon a weighted average 25.8 million units outstanding.

 Comparison of historical fiscal years ended April 30, 1997, 1996 and 1995

  PIMCO Holdings recorded equity in earnings of Oppenheimer Capital for the years ended April 30, 1997, 1996 and 1995 of $52.8 million, $58.1 million and $31.1 million, respectively. Equity in earnings of

Oppenheimer Capital for the 1997 and 1996 fiscal years included gains recognized by Oppenheimer Capital on the Quest sales of $1.8 million and $17.7 million, respectively. Equity in earnings of Oppenheimer Capital, excluding the Quest sales, increased 26.4% to $51.0 million for the year ended April 30, 1997 from $40.4 million for the year ended April 30, 1996, as a result of higher operating income at Oppenheimer Capital. Equity in earnings of Oppenheimer Capital, excluding the Quest sales, increased 30.0% for the year ended April 30, 1996 from $31.1 million for the year ended April 30, 1995, primarily due to higher operating income at Oppenheimer Capital. Interest income on the Equities Note for each of the years ended April 30, 1997, 1996 and 1995 totaled $3.2 million.

  Amortization of goodwill for each of the years ended April 30, 1997, 1996 and 1995 amounted to $2.6 million. Other expenses consist of New York City unincorporated business tax ("UBT") computed at a rate of 4% of taxable income. For the years ended April 30, 1997, 1996 and 1995, New York City UBT amounted to $132,000, $132,000 and $873,000 respectively. The decline in New York City UBT in fiscal 1996 reflects a change in the tax law effective on January 1, 1995. As of that date, New York City UBT is imposed on the total income of Oppenheimer Capital, and PIMCO Holdings is allowed to claim a credit for its pro rata share of any New York City UBT paid by Oppenheimer Capital. Previously, New York City UBT was assessed directly at the PIMCO Holdings level.

  Net income amounted to $53.3 million or $2.06 per unit based on an average of 25.8 million units outstanding for the year ended April 30, 1997; $58.6 million or $2.28 per unit based on an average of 25.5 million units outstanding for the year ended April 30, 1996; and $30.8 million or $1.21 per unit based on an average of 25.3 million units outstanding for the year ended April 30, 1995. Included in the net income for the years ended April 30, 1997 and 1996 are gains on the Quest sales, which amounted to $1.8 million, or $.07 per unit and $17.7 million, or $.69 per unit, respectively.

 Taxes

  PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of the individual partners. However, beginning in calendar year 1998, PIMCO Holdings elected to be subject to a 3.5% federal tax on its share of PIMCO Advisors gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of these taxes will reduce both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes may be imposed by states in which PIMCO Holdings is subject to such taxes.

 Liquidity and Capital Resources

  PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors (Oppenheimer Capital before November 30, 1997) for its liquidity and capital resources. The liquidity and capital resources of PIMCO Advisors is discussed separately below.

  For the eight months ended December 31, 1997, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.05 per unit, including $.07 related to the Quest sales. For the years ended April 30, 1997, 1996 and 1995, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.10, $1.90 and $1.30 per unit, respectively. The total distributions for the years ended April 30, 1997 and 1996 included special distributions of $.06 and $.33, respectively, related to the Quest sales. PIMCO Holdings' policy is to distribute substantially all of its net cash flow on an annual basis. Distributions are declared and paid to unitholders of record within thirty days following the end of each calendar quarter on March 31, June 30, September 30 and December 31 of each year. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. The Amended and Restated Agreement of Limited Partnership of PIMCO Advisors Holdings L.P., as amended (the "PIMCO Holdings Partnership Agreement") requires the general partner of PIMCO Holdings to declare quarterly distributions to the record holders of PIMCO Holdings units (the "Unitholders") in an amount equal to the cash distributions from PIMCO Advisors, less expenses and reserves. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per-unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes (see "--PIMCO Advisors L.P.--Liquidity and Capital Resources" and "--Distributions").

PIMCO ADVISORS L.P.

GENERAL

  PIMCO Advisors is one of the largest investment management firms in the U.S. with approximately $200 billion under management at December 31, 1997. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management and the equity oriented Oppenheimer Capital. PIMCO Advisors' business focuses on:

  Institutional Fixed Income. PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, including 59 or the largest 200 U.S. pension funds. Fixed income management is led by Pacific Investment Management, which offers impressive long term performance records across a diverse range of product offerings such as total return, international and other duration or sector specific strategies.

  Institutional Equity. PIMCO Advisors provides equity investment management to institutional clients offering the investment management expertise of six equity management groups, including the highly regarded Oppenheimer Capital. PIMCO Advisors offers investors a variety of management styles, including value, growth, quantitative and international management styles, as well as an enhanced index based strategy.

  Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of PIMCO Funds, PIMCO Advisors' family of 45 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups.

  Retail Distribution. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owed broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401K programs and various investment products through sponsored trust companies.

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market through providing high levels of client service and entering new markets, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors.

REVENUES

  PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients, and advisory, distribution and servicing fees for services provided to the PIMCO Funds.

  Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors management, and PIMCO Advisors' ability to attract new clients. In 1997, managed assets increased $89.5 billion. The increase resulted from the acquisition of Oppenheimer Capital, managing $61.4 billion, as well as from net new assets from new and existing clients of $12.1 billion and net market appreciation of $16.0 billion. In 1996 and 1995 net cash inflow of managed assets amounted to

$6.7 billion and $6.6 billion respectively, while net market appreciation accounted for $8.1 billion and $16.4 billion respectively of the aggregate growth in managed assets of $14.8 billion and $23.0 billion, respectively. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

  In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. These fees accrue on a quarterly or annual basis, depending upon the specific investment advisory contract. Quarterly fees generally are calculated based upon a rolling twelve-month performance result. Annual fees have historically been weighted towards second and fourth quarter billings although beginning in 1997 the third quarter reflects certain new annual account billings. As a result, there is a seasonality to the recognition of such fees. Such performance based fees can have a significant effect on revenues, but also provide an opportunity to earn higher fees (or lower fees) than could be obtained under fee arrangements based solely on a percentage of assets under management. While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees have aggregated $31.6 million, $22.5 million, and $19.1 million, or 6.1%, 5.7%, and 5.9% of total revenues in 1997, 1996 and 1995, respectively.

  PIMCO Advisors' principal business units include Pacific Investment Management, a fixed income manager, Oppenheimer Capital, a value based equity manager, Columbus Circle Investors ("CCI"), a growth oriented equity manager, Cadence Capital Management ("Cadence"), a growth oriented equity manager, NFJ Investment Group ("NFJ"), a value based equity manager, Parametric Portfolio Associates ("Parametric"), a quantitative based equity manager, and PFD, the broker dealer distributing the PIMCO Funds. Revenues at each of these entities are generally dependent upon the average levels of assets managed, and to a lesser extent, the levels of net assets gathered in the case of PFD. Accordingly, revenue impacts from growth, or declines, in managed assets are more noticeable in periods subsequent to the change than in the period of change itself.

  As discussed above, PIMCO Advisors completed the acquisition of Oppenheimer Capital and its subsidiaries in a two step transaction, wherein an approximate one-third interest was acquired November 4, 1997 and the remaining interest was acquired November 30, 1997. Because control of Oppenheimer Capital was achieved in the first step, the results of Oppenheimer Capital have been consolidated with those of PIMCO Advisors since November 4, 1997.

  In January 1997, PIMCO Advisors restructured its proprietary mutual fund operations into the single "PIMCO Funds" family of mutual funds. PIMCO Funds are offered in up to five different share classes: Institutional and administrative share classes primarily for institutional investors and, for retail investors, front end load, back-end load and level load share classes. In the reorganization, PIMCO Funds adopted a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including those of third-party service providers such as transfer agents) and will directly benefit from any decreases in those costs.

INTANGIBLE ASSETS

  PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management LLC (formerly Pacific Financial Asset Management Company) merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation"). As described above, PIMCO Advisors acquired Oppenheimer Capital in the fourth quarter of 1997.

  Intangible assets of approximately $284.9 million created by the Consolidation represent the excess of the purchase price over the fair value of net tangible assets of TAG LP deemed acquired by PFAMCo Group. Approximately $80.7 million of the intangible assets represents the value assigned to PIMCO Advisors MLP structure. Under previous tax law, an MLP was exempt from federal and most state and local income taxes through December 31, 1997. As discussed elsewhere, the tax status for publicly traded partnerships has been extended. However, the value attributed to the MLP structure has been amortized through the period ended December 31, 1997. In connection with the acquisition of Oppenheimer Capital in the fourth quarter of 1997 approximately $897.5 million of intangible assets was recorded, representing the excess of the purchase price over the fair value of the net tangible assets acquired. The remainder of all intangibles is being amortized over the estimated useful life of 20 years.

DISTRIBUTIONS

  Net income per unit has historically been computed under the two-class method which allocates net income to Class A and Class B units in proportion to the Operating Profit Available for Distribution for each class. Operating Profit Available for Distribution is defined by PIMCO Advisors partnership agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes. PIMCO Advisors Class A units were entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units has been during some periods greater than the amount allocated to PIMCO Advisors Class B units. As a result, prior to 1997 the net income allocated per Class A unit was greater than the net income allocated per Class B unit. In addition, because of the priority distribution, the initial dilution to net income per unit from the assumed exercise of unit options was applied entirely to PIMCO Advisors Class B units. However, growth in both net income and Operating Profit Available for Distribution in 1997 beyond the priority levels has resulted in the allocations of income and distributions per unit to be equal across all classes. Distributions are declared and paid to unitholders of record (including PIMCO Holdings) within thirty days following the end of each calendar quarter. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units were converted into Class A units.


  PIMCO Advisors distributes on an annual basis cash in an amount equal to Operating Profit Available for Distribution (as defined in the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. (the "PIMCO Advisors Partnership Agreement")) less any amount deemed required for capital expenditures, future payments of indebtedness, as reserves or otherwise in the business of PIMCO Advisors. In general, the Management Board of PIMCO Advisors evaluates distribution levels late in the fourth quarter of each year based on expected year end earnings and the anticipated earnings for the ensuing year. The Management Board of PIMCO Advisors has set a quarterly distribution rate of $0.60 per PIMCO Advisors unit for the first three calendar quarters of 1998, which equates to a distribution rate at PIMCO Holdings (after taxes at PIMCO Holdings) of $0.53 per unit.

  Actual distribution levels will depend on the financial performance of PIMCO Advisors, and there can be no assurance that the stated distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors. In addition, the general partners of PIMCO Advisors may, in determining the amount of distributions, deduct any amount from Operating Profit Available for Distribution the general partners deem may be required for capital expenditures, reserves or otherwise in the business of PIMCO Advisors. To the extent PIMCO Advisors or PIMCO Holdings retains profits in any year, unitholders may have taxable income from PIMCO Holdings that exceeds their cash distributions.

COMPARATIVE RESULTS OF OPERATIONS

 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  PIMCO Advisors consolidated 1997 revenues, including those of its wholly-owned distributor, PFD, were $516.7 million, compared to revenues of $392.0 million in 1996. Advisory revenues in this comparison increased

$114.9 million to $453.2 million in 1997. PFD's revenues increased $9.8 million to $63.5 million in 1997. The acquisition of Oppenheimer Capital during the fourth quarter of 1997 accounts for a portion of the individual increases in the respective operational line items on a year over year basis. Most significantly, approximately $39.0 million of revenues, $14.5 million in compensation and related expenses, and $2.8 million of restricted unit amortization arose in the post acquisition period. The impact of Oppenheimer Capital on other cost categories for the post acquisition period was generally not material because of the short time period involved. In addition to the revenues from Oppenheimer Capital, for most operating entities revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $31.6 million in 1997 as compared to $22.5 million in 1996. The increase in performance based fees occurred principally in equity index portfolio products seeking to outperform the S&P 500 Index. CCI continued to experience net outflows of managed assets, principally in large-cap separate accounts, aggregating $6.1 billion in 1997, resulting in a decrease in its revenues of $6.1 million or 9.6%.

  Compensation and benefit expenses in 1997 of $225.8 million were $52.3 million higher than 1996, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management subsidiaries due to improved profitability as well as the aforementioned impact of the Oppenheimer Capital acquisition. The total number of employees increased from 547 as of December 31, 1996 to 980 as of December 31, 1997, inclusive of 365 employees at Oppenheimer Capital.

  Commission expenses increased by $9.0 million or 23.9% in 1997 as compared with 1996. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1997, trail and service fee commissions increased to $35.6 million, an increase of $5.3 million or 17.5%, compared to 1996. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $7.4 million in 1996 to $11.1 million in 1997, an increase of $3.7 million or 50.0%. This is a result of increases in total sales volume and the mix of share classes sold.

  Restricted unit and option plan costs increased $3.0 million, or 58.6% from 1996. This is predominantly due to the award of restricted units in the Oppenheimer Capital acquisition that will result in an annual charge of approximately $14 million in this cost category over the five year vesting period. Coupled with existing charges to this line item, the 1998 charge is expected to aggregate approximately $24.4 million.

  Marketing and promotional costs increased $5.6 million or 51.1% in 1997 compared to 1996. Increases commensurate with increased activities occurred at most entities, including the effects of Oppenheimer Capital of approximately $1.4 million. In addition, the retail fund complex adopted a unified administrative fee structure in 1997 which results in costs previously borne directly by the funds to be borne by the advisor with a concurrent revenue received by the advisor. The majority of those newly borne costs are reflected in the marketing and promotional and general and administrative cost categories.

  Occupancy and equipment costs increased $2.6 million or 28.3% in 1997 compared to 1996. The increase relates to increased depreciation of equipment and inflationary facilities cost increases at all entities, as well as the impact of Oppenheimer Capital of approximately $1.5 million during the period following the acquisition.

  General and administrative costs increased $9.8 million or 55.5% in 1997 compared to 1996. As noted above, the retail fund complex adopted a fixed administrative fee basis in 1997 resulting in increases to this cost category for expenses previously borne directly by the funds.

  Other expense includes such items as interest expense, consulting costs, reimbursement agreements and other, and reflects a net increase of $4.5 million in 1997 compared to 1996. Interest expense on debt assumed in the Oppenheimer Capital acquisition of approximately $2 million, as well as increased activities at PIMCO Advisors related to acquisition analysis, and generally expanded activities at all of the operating subsidiaries accounts for this increase.

  Amortization of intangibles increased $7.5 million due to the intangibles created in the Oppenheimer Capital acquisition. The future annual charges associated with those intangible assets are expected to approximate
$45 million. However, as noted earlier, the completed amortization of the originally established intangible asset allocable to the MLP status of PIMCO Advisors will result in other intangible amortization reducing to approximately $10 million annually commencing in 1998, for a future aggregate annual charge of approximately $55 million.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  PIMCO Advisors consolidated 1996 revenues, including those of its wholly-owned distributor, PFD, were $392.0 million, compared to revenues of $323.0 million in 1995. Advisory revenues in this comparison increased $56.7 million to $338.3 million in 1996. PFD's revenues increased $12.3 million to $53.7 million in 1996. Revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $22.5 million in 1996 as compared to $19.1 million in 1995. The increase in performance based fees occurred principally in fixed income portfolio products seeking to outperform relative benchmarks.

  Compensation and benefit expenses in 1996 of $173.5 million were $24.4 million higher than 1995, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management subsidiaries due to improved profitability. The total number of employees increased 5.0% from 521 as of December 31, 1995 to 547 as of December 31, 1996.

  Commission expenses increased by $9.0 million or 31.3% in 1996 as compared with 1995. In 1996, trail and service fee commissions increased to $30.3 million, an increase of $6.1 million or 25.2%, compared to 1995. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $4.5 million in 1995 to $7.4 million in 1996, an increase of $2.9 million or 64.4%. This is a result of increases in total sales volume and the mix of share classes sold.

  Marketing and promotional costs increased $1.9 million or 20.9% in 1996 compared to 1995. This increase occurred at most entities, but primarily at PFD and Pacific Investment Management. At PFD, increased mutual fund share sales correlate to the increase. At Pacific Investment Management, increased travel costs comprise the majority of the increase.

  General and administrative costs increased $6.2 million or 54.4% in 1996 compared to 1995. Pacific Investment Management converted its institutional fund family to a fixed administrative fee basis in October 1995 resulting in increases to this cost category for expenses previously borne directly by the funds. There is a corresponding increase in revenues related to this conversion. These incremental costs account for approximately $6.0 million of the increase.

  Professional fees increased $2.3 million or 71.9% in 1996 compared to 1995. This increase resulted primarily from the costs associated with the restructuring of the three mutual fund "families" in December of 1996.

  Other expense includes such items as consulting costs, reimbursement agreements and other, and reflects a net increase of $2.6 million in 1996 compared to 1995. This increase is comprised principally of lower levels of reimbursement under agreements with Pacific Life that became effective in November 1994.

  Amortization of intangibles, options and restricted units decreased $1.5 million principally due to the accelerated vesting in 1995 of outstanding options and restricted units for certain employees terminating during 1995.

 Liquidity and Capital Resources

  PIMCO Advisors business has not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors will make quarterly profit-sharing payments to employees and distributions to its unitholders. PIMCO Advisors may need to finance profit sharing payments using short-term borrowings.

  PIMCO Advisors had approximately $67.9 million of cash and cash equivalents and short-term investments at December 31, 1997 compared to approximately $52.8 million at December 31, 1996, and compared to approximately $46.5 million at December 31, 1995. The increases were due to the timing of payment of certain liabilities offset by the funding of "B" Share commissions to brokers. "B" Shares involve the payment of commissions to the selling broker by the distributor at the time of sale of mutual fund shares. Through deferred sales charges to the investor, or 12-b1 plans with the mutual fund, these "front-end" commissions are recouped by the distributor over a period of years. PIMCO Advisors excess liquidity, after distributions to its unitholders, is used for general corporate purposes including profit-sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. To the extent that the level of such commissions may increase due to the introduction of new products and mutual fund pricing structures, an alternate financing source may be needed. However, PIMCO Advisors has made no decision as to the source or necessity of such financing.

  PIMCO Advisors distributes substantially all of its Operating Profit Available for Distribution, after appropriate reserves, to its partners. Distributions have been paid quarterly, in arrears, on the units outstanding to unitholders of record on the thirtieth day of the first month following each quarter-end. Effective December 31, 1997, such distributions are payable to unitholders of record on the last day of the quarter. Distribution declarations in 1997 were $2.570 for the PIMCO Advisors Class A limited and general partner units and $2.564 for the PIMCO Advisors Class B limited partner units. These amounts reflect Operating Profit Available for Distribution for the fourth quarter of 1996 and the four quarters of 1997. The declaration of $.58 per unit for all classes related to the fourth quarter of 1997 was payable subsequent to year end. Actual cash distributions per unit in 1996 were $1.88 for the PIMCO Advisors Class A limited and general partner units and were $1.658 for the PIMCO Advisors Class B limited partner units. These amounts reflect Operating Profit Available for Distribution for the fourth quarter of 1995 and for the first three quarters of 1996. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units were converted into Class A units.

  PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. In December of 1997, $146.9 million of that debt was exchanged for Class A units at a rate of $33 1/3 per unit. The remaining $83.1 million of such debt is expected to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years. In November 1997, PIMCO Advisors amended its April 1996, four year revolving line of credit to increase the available amount for working capital purposes from $25 million to $75 million. As of year end, $30 million was outstanding under this facility. PIMCO Advisors is currently negotiating an expanded, syndicated five year revolving credit facility, expected to be finalized early in 1998.

ECONOMIC AND OTHER FACTORS

  The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PIMCO Advisors. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PIMCO Advisors. In addition, general market conditions, or corrections in the equity markets could also have a material impact on the operations of PIMCO Advisors. PIMCO Advisors advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PIMCO Advisors. Any resulting revenue fluctuations may or may not be recoverable in the pricing of services offered by PIMCO Advisors.

  During 1997, assets under management for PIMCO Advisors and its subsidiaries, excluding the impact of Oppenheimer Capital, increased $28.1 billion. During 1996 and 1995, assets under management for PIMCO Advisors and its subsidiaries increased $14.8 billion and $23.0 billion, respectively. While net cash inflows in 1997, 1996 and 1995 for PIMCO Advisors, as a whole, were significant ($12.1 billion in 1997, $6.7 billion 1996 and $6.6 billion in 1995), CCI experienced substantial net cash outflows in the same periods (including $6.1 billion in 1997) predominantly from its "large cap" separate account clients, attributable in large part to underperformance measured against relevant benchmarks. As of December 31, 1997, "large cap" separate accounts at CCI aggregated approximately $1.6 billion.

  PIMCO Advisors and its subsidiaries are aware of and addressing the issues surrounding technology and the year 2000. The major subsidiaries have made most internal modifications and the remaining systems to be tested and or modified are not expected to result in any material cost or impact on operations.

OPPENHEIMER CAPITAL

OVERVIEW

  Oppenheimer Capital's results of operations include those of its institutional investment management business and those of its subsidiary entities; OpCap Advisors, OCC Distributors ("Distributors"), Oppenheimer Capital Limited, Oppenheimer Capital Trust Company ("Opcap Trust"), and 225 Liberty Street Advisers, L.P., formerly AMA Investment Advisers, L.P. ("AMA Advisers"). The results for the year ended April 30, 1997 also include Saratoga Capital Management ("Saratoga"), which was sold on April 29, 1997.

  For the periods presented, Oppenheimer Capital's operations have been characterized by substantial increases in assets under management. This growth has been from four principal sources. First, new clients have entered into investment management agreements and existing clients have added funds to their accounts under management, offset in part by net outflows from institutional accounts. Second, rising securities price levels have increased the market values of investment portfolios. Third, mutual funds and variable annuities managed by OpCap Advisors have added to assets under management due to increased sales and market appreciation. Fourth, wrap fee assets have increased due to new accounts opened, expanded distribution to broker-dealers and market appreciation. The growth in assets under management has been tempered by Oppenheimer Capital's withdrawal from the low fee rate option management business in fiscal 1996 in order to concentrate on businesses offering higher returns. For the periods presented, the option management business had no material effect on revenues or profitability. Revenues are generally derived from charging a fee based on the net assets of clients' portfolios. Revenues for all periods presented consist principally of investment management fees.

  In fiscal 1996, Oppenheimer Capital began to implement a strategic decision to withdraw from selling directly to the retail market, and to instead market directly to institutions with strong retail distribution capabilities. In November 1995, Oppenheimer Capital withdrew from the open-end mutual fund distribution business (see "Gain on Quest Sale" below) and began to eliminate retail operations at AMA Advisers, completing this process in the first quarter of fiscal 1997. Oppenheimer Capital also reduced the losses incurred by Saratoga throughout fiscal 1997, and during the fourth quarter of fiscal 1997 sold its interest in Saratoga. Additionally, Oppenheimer Capital terminated the distribution of unit investment trusts during the fourth quarter of fiscal 1997.

  The value of total assets under management increased 19.9% to $61.4 billion at December 31, 1997 from $51.2 billion at April 30, 1997. For eight months ended December 31, 1997, assets under management for separately managed accounts increased 12.9% to $37.5 billion, mutual fund and other commingled products increased 32.9% to $16.0 billion, and wrap fee accounts increased 31.8% to $7.9 billion. The growth of separately managed accounts was tempered by net outflows from existing accounts as clients rebalanced their portfolios and shifted equity assets to other asset classes.

  The value of total assets under management increased 26.3% to $51.2 billion at April 30, 1997 from $40.6 billion at April 30, 1996. The growth of assets under management was tempered by the loss of $530 million in mutual fund assets as a result of the closed-end Quest for Value Dual Purpose Fund redeeming all income fund shares and converting to an open end fund. For the year ended April 30, 1997, assets under management for separately managed accounts increased 18.1% to $33.2 billion, mutual fund and other commingled products increased 33.4% to $12.0 billion, and wrap fee accounts increased 73.7% to $6.0 billion.

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

GAIN ON QUEST SALE

  On November 22, 1995, Oppenheimer Capital completed the Quest sale to OFI, which is unrelated to Oppenheimer Capital, for an initial purchase price payment of $41.7 million. In December 1996, a deferred purchase price payment of $3.8 million was received by Oppenheimer Capital as a result of the assets of the six merged fixed income funds being at stated levels. The gains on the sale, before New York City UBT and minority interest, amounted to $2.8 million for the year ended April 30, 1997, and $27.7 million for the year ended
April 30, 1996.

  Total assets of the twelve funds were $1.7 billion at November 21, 1995. The six equity funds involved, representing $1.4 billion of those assets, continue to be managed by Advisors under a subadvisory contract with OFI, which allows the current portfolio management teams to remain in place. The six equity funds were renamed the Oppenheimer Quest for Value funds (the "Quest funds"). The six fixed income funds, representing approximately $300 million of those assets, were merged into comparable funds managed by OFI.

  The overall impact of the Quest sale on Oppenheimer Capital's results has been highly positive. Although the fee rate as a subadviser is less than the previous fee rate, assets in the six equity funds have increased more than fourfold to $6.7 billion at January 31, 1998 as a result of the extensive distribution capabilities of OFI and market appreciation. In addition, Oppenheimer Capital has eliminated distribution expenses related to these funds. Reflecting the impact of these various factors, the profitability of Oppenheimer Capital's mutual fund business has increased since the Quest sale.

  Oppenheimer Capital implemented a portion of the mutual fund distribution cost savings prior to the close of the Quest sale, and results for the quarter ended April 30, 1996 reflected those savings. In addition, as a result of the sale, significant expenditures that would have been made in systems, technology, sales and marketing capabilities, and new product development have not been necessary.

  On January 31, 1997, the closed-end Quest for Value Dual Purpose Fund (the "Dual Purpose Fund") redeemed all of its income shares as required by its Articles of Incorporation, and on February 28, 1997, the Fund converted to an open-end fund. The investment contracts and other business relationships were sold to OFI (the "Dual Purpose Fund sale"), and OpCap Advisors now serves as subadviser to the Dual Purpose Fund under an agreement with OFI. The subadvisory fee is significantly lower than the management fee previously earned by Oppenheimer Capital. Annual subadvisory fees related to the Dual Purpose Fund are expected to approximate $1.0 million annually, while Oppenheimer Capital received $5.0 million of investment management fees for the fiscal year ended April 30, 1997.

  On July 18, 1997, Oppenheimer Capital received an initial payment of $7.0 million related to the Dual Purpose Fund sale, and recorded a pre-tax gain of $4.4 million

COMPARATIVE RESULTS OF OPERATIONS

  As a result of the change in the year end to a calendar year end, the period ended December 31, 1997 is only eight months, a 33% shorter time frame than all other periods being compared. Therefore, revenue, expense and net income generally show overall decreases as a result of the shorter time period ended December 31, 1997 compared to the year ended April 30, 1997, while generally showing annualized increases.

 Operating Revenues--Eight Months Ended December 31, 1997 and Years Ended April 30, 1997, 1996 and 1995

  Total operating revenues decreased 18.2% for eight months (a 33% shorter time frame) ended December 31, 1997 to $148.9 million from $182.0 million for the year ended April 30, 1997, increased 15.0% for the year ended April 30, 1997 from $158.2 million for the year ended April 30, 1996 and increased 21.8% for the year ended April 30, 1996 from $129.9 million for the year ended April 30, 1995. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

  Investment management fees decreased 17.6% to $144.8 million for the eight months ended December 31, 1997 from $175.8 million for the year ended April 30, 1997. This decrease is due to the eight month period being compared to a twelve month period, and was offset in part by a 27.6% increase in average assets under management, which increased to $58.4 billion for the eight months ended December 31, 1997 compared to $45.8 billion for the year ended April 30, 1997.

  Investment management fees increased 16.2% to $175.8 million for the year ended April 30, 1997 from $151.3 million for the year ended April 30, 1996. This increase is a result of average assets under management increasing 24.7% to $45.8 billion for the year ended April 30, 1997 from $36.7 billion for the year ended April 30, 1996. Investment management fee revenue grew less than assets under management due to the lower subadvisory fee rates earned on the Quest funds than the advisory fee rate prior to the Quest sale. These lower fee rates were more than offset by asset growth for these funds and the elimination of mutual fund distribution expenses. Annual subadvisory fees would be $19.3 million, based on assets under management at January 31, 1998 and current fee arrangements--higher than the previous $15.7 million of annual fees for the twelve Quest for Value Funds at November 22, 1995. Assets in the six equity funds have increased more than fourfold to $6.7 billion at January 31, 1998 from $1.4 billion on November 22, 1995, reflecting record fund sales and market appreciation.

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

  Investment management fees increased 26.9% for the year ended April 30, 1996 from $119.2 million for the year ended April 30, 1995, primarily as a result of average assets under management increasing 23.8% for the year ended April 30, 1996 from $29.7 billion for the year ended April 30, 1995. This increase also reflects higher fee realizations as a result of a shift in the asset mix toward higher fee rate businesses including mutual funds, variable annuities and wrap fee accounts, and the withdrawal from the option management business, which had very low fee rates. Offsetting the increase in part was the lower fee rate earned subadvising the Quest funds as a result of the Quest sale.

  Net distribution assistance and commission income decreased 39.1% to $3.0 million for the eight months ended December 31, 1997 from $4.9 million for the year ended April 30, 1997. This decrease is primarily due to eight months being compared to twelve months, as well as lower unit investment trust commission income as Oppenheimer Capital exited this business in April 1997.

  Net distribution assistance and commission income decreased 18.9% for the year ended April 30, 1997 from $6.1 million for the year ended April 30, 1996. This decrease reflects reduced commission and distribution income as a result of the Quest sale and lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts. This decrease was offset in part by a $1.3 million increase in certificate of deposit commission income as a result of increased demand for funds by banks.

  Net distribution assistance and commission income decreased 42.1% for the year ended April 30, 1996 from $10.4 million for the year ended April 30, 1995 primarily as a result of a $3.5 million decline in certificate of deposit commission income as a result of lower demand for funds by banks, decreased unit investment trust commission income, and reduced commission and distribution income as a result of the Quest sale in November 1995.

  Interest and dividend income decreased 7.6% to $1.2 million for the eight months ended December 31, 1997 from $1.3 million for the year ended April 30, 1997. This decrease is due to the comparison of eight months to twelve months which was offset in part by higher average cash balances.

  Interest and dividend income increased 39.7% for year ended April 30, 1997 from $.9 million for the year ended April 30, 1996. This increase can be attributed to higher average cash balances.

  Interest and dividend income increased to $.9 million for the year ended April 30, 1996 from $275,000 for the year ended April 30, 1995. This increase can be primarily attributed to the interest earned on the proceeds received from the Quest sale.

 Operating Expenses--Eight Months Ended December 31, 1997, and Years Ended April 30, 1997, 1996 and 1995

  Total operating expenses decreased 18.5% for the eight months (a 33% shorter time frame) ended December 31, 1997 to $84.0 million from $103.1 million for the year ended April 30, 1997, increased 7.9% for the year ended April 30, 1997 from $95.6 million for the year ended April 30, 1996 and increased 15.0% for the year ended April 30, 1996 from $83.1 million for the year ended April 30, 1995.

  Oppenheimer Capital's most significant expense category is compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expenses decreased 14.6% to $66.3 million for the eight months ended December 31, 1997 from $77.7 million for the year ended April 30, 1997, increased 12.9% for the year ended April 30, 1997 from $68.8 million for the year ended April 30, 1996 and increased 24.2% for the year ended April 30, 1996 from $55.4 million for the year ended April 30, 1995. For the eight months ended December 31, 1997 compared to the year ended April 30, 1997, the decrease was due to the shorter time period which was offset by the following increases: For the eight month period and for both years, compensation and benefits increased primarily due to higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. In addition, compensation and benefits expense increased due to staff salary increases and additions to staff to support expanding businesses. These increases were offset in part by significant staff reductions at OCC Distributors, AMA Advisers, and in mutual fund accounting in fiscal 1996 with most staff reductions occurring after the Quest sale in November 1995. In fiscal 1997, staff size was reduced as a result of the sale of Oppenheimer Capital's 50% interest in Saratoga and the termination of the unit investment trust distribution effort during the fourth fiscal quarter. Reflecting these reductions, staff size declined to 344 at April 30, 1997 from 348 at April 30, 1996, and from 417 at April 30, 1995.

  Occupancy expense decreased 28.3% for the eight months December 31, 1997 to $4.7 million from $6.6 million for the year ended April 30, 1997, decreased 4.4% for the year ended April 30, 1997 from $6.9 million for the year ended April 30, 1996 and increased 6.8% for the year ended April 30, 1996 from $6.4 million for the year ended April 30, 1995. The decrease for the eight month period ending December 31, 1997 reflects the shorter time period involved, as well as adjustments made to rent escalation accruals during the period. The decrease for the year ended April 30, 1997 reflects reduced rent expense as a result of the termination of leases at AMA Advisers as well as adjustments made to rent escalation accruals during the fiscal year. For the year ended April 30, 1996, the increase was attributable to increased amortization expense relating to leasehold improvements and increased equipment rental costs.

  Oppenheimer Capital subleases a portion of its space at the Oppenheimer Tower, World Financial Center, from CIBC Oppenheimer Corp. ("Opco"), a former affiliated broker-dealer, paying a pro rata share of Opco's lease payments, based on the percentage of total space leased. Oppenheimer Capital is currently reviewing its space needs to house its growing business.

  General and administrative expenses decreased 29.9% for the eight months ended December 31, 1997 to $8.8 million from $12.5 million for the year ended April 30, 1997, increased 1.6% for the year ended April 30, 1997 from $12.3 million for the year ended April 30, 1996 and increased 15.4% for the year ended April 30, 1996 from $10.7 million for the year ended April 30, 1995. The decrease in general and administrative expenses in the eight month period ended December 31, 1997 compared to the year ended April 30, 1997 is due to the shorter time period involved, and was partially offset by increased investments in computer technology described below. The rate of growth of general and administrative expenses slowed in fiscal 1996 and continued in fiscal 1997 as Oppenheimer Capital realized cost savings from the Quest sale and cost reductions at AMA Advisers. As a result of the Quest sale in November 1995, Oppenheimer Capital was able to eliminate all of its outstanding bank loans and related interest expense. Offsetting these reductions in both fiscal 1997 and 1996 were increased costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff and higher professional services expense due to the expansion of Oppenheimer Capital's business.

  Promotional expenses decreased 34.1% for the eight months ended December 31, 1997 to $4.2 million from $6.3 million for the year ended April 30, 1997; decreased 16.7% for the year ended April 30, 1997, from $7.6 million for the year ended April 30, 1996 and decreased 28.3% for the year ended April 30, 1996 from $10.6 million for the year ended April 30, 1995. The decrease in promotional expenses for the eight months ended December 31, 1997 compared to the year ended April 30, 1997 was due to the shorter time period involved. The decrease in promotional expenses for both fiscal years was due primarily to a reduction in expenses incurred by OCC Distributors as a result of the elimination of the open-end mutual fund distribution effort, and the retail operations of AMA Advisers, and was offset in part by increased expenses in Oppenheimer Capital's new businesses due to increased travel and entertainment expenses as a result of new business activities. In addition, promotional expenses decreased in fiscal 1997 due in part to decreased promotional activities at Saratoga.

 Operating Income--Eight Months Ended December 31, 1997 and Years Ended April 30, 1997, 1996 and 1995

  Operating income decreased 17.6% for the eight months (a 33% shorter time frame) ended December 31, 1997 to $65.0 million from $78.1 million for the year ended April 30, 1997; increased 25.9% for the year ended April 30, 1997 from $62.7 million for the year ended April 30, 1996 and increased 33.8% for the year ended April 30, 1996 from $46.8 million for the year ended April 30, 1995. For the eight months ended December 31, 1997, the operating profit margin rose to 43.6% from 43.4% for the year ended April 30, 1997; for the year ended April 30, 1997, the operating profit margin expanded from 39.6% for the year ended April 30, 1996; and in the year ended April 30, 1996, the operating profit margin increased from 36.1% for the year ended April 30, 1995. Operating income decreased for the eight months ended December 31, 1997 compared to the year ended April 30, 1997 due to the shorter time period involved while operating profit margins continued to improve. The increase in operating income and operating profit margins for all annualized periods presented is due to rising securities price levels, strong new business growth and the resultant revenue increase combined with Oppenheimer Capital controlling the rate of expense growth. In both fiscal 1997 and fiscal 1996, the operating revenue growth rate exceeded the operating expense growth rate. This was accomplished primarily from the decision to withdraw from the mutual fund distribution business (the Quest sale), which was completed in the final quarter of fiscal 1996, and the suspension of retail sales activities at AMA Advisers. This process, which began in fiscal 1996, was completed in the first quarter of fiscal 1997. In addition, losses from Saratoga were reduced to $1.4 million in fiscal 1997 from $2.5 million in fiscal 1996, and during the fourth quarter of fiscal 1997, Oppenheimer Capital sold its 50% interest in Saratoga.

 Taxes

  Oppenheimer Capital is not subject to federal, state, or local income taxes, which are the obligations of the individual partners. Oppenheimer Capital was, however, subject to New York City UBT of $3.0 million, $3.2 million, $3.6 million and $1.2 million, respectively, for the eight months ended December 31, 1997 and for the years ended April 30, 1997, 1996 and 1995. The decrease in New York City UBT expense for the eight month period ended December 31, 1997 compared to the fiscal year ended April 30, 1997 is due to the shorter time period involved , and was offset in part by the gain recorded on the Dual Purpose Fund sale. The decrease in New York City UBT expense in fiscal 1997 compared to fiscal 1996 is due to a decline in net income in fiscal 1997 as a result of the $27.7 million gain recorded for the Quest sale in fiscal 1996, compared with the $2.8 million gain in fiscal 1997. This decline was offset in part by higher operating income in fiscal 1997 than in fiscal 1996.

  The increase in New York City UBT expense in fiscal 1996 from fiscal 1995 was due to a change in the tax law effective January 1, 1995 imposing taxes on the total income of Oppenheimer Capital and allowing PIMCO Holdings a credit for its pro rata share of any New York City UBT paid by Oppenheimer Capital. Prior to January 1, 1995, New York City UBT was assessed directly at PIMCO Holdings. A second reason for the increase was Oppenheimer Capital's higher earnings, including the gain realized on the Quest sale.

  A corporate subsidiary of Oppenheimer Capital is subject to federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

  Index to Financial Statements:

                                                                        PAGE(S)
                                                                        -------
PIMCO ADVISORS HOLDINGS L.P.
  Report of Independent Accountants....................................    34
  Statements of Financial Condition as of December 31, 1997, April 30,
   1997 and 1996.......................................................    35
  Statements of Operations for the eight months ended December 31, 1997
   and for the years ended April 30, 1997, 1996 and 1995...............    36
  Statements of Changes in Partners' Capital for the eight months ended
   December 31, 1997 and for the years ended April 30, 1997, 1996 and
   1995................................................................    37
  Statements of Cash Flows for the eight months ended December 31, 1997
   and for the years ended April 30, 1997, 1996 and 1995...............    38
  Notes to Financial Statements........................................    39
PIMCO ADVISORS L.P.
  Report of Independent Accountants....................................    46
  Independent Auditors' Report.........................................    47
  Consolidated Statements of Financial Condition as of December 31,
   1997 and 1996.......................................................    48
  Consolidated Statements of Operations for the years ended December
   31, 1997, 1996 and 1995.............................................    49
  Consolidated Statements of Changes in Partners' Capital for the years
   ended December 31, 1997, 1996 and 1995..............................    50
  Consolidated Statements of Cash Flows for the years ended December
   31, 1997, 1996 and 1995.............................................    52
  Notes to Consolidated Financial Statements...........................    53
OPPENHEIMER CAPITAL
  Report of Independent Accountants....................................    65
  Consolidated Statements of Financial Condition as of December 31,
   1997, April 30, 1997 and 1996.......................................    66
  Consolidated Statements of Operations for the eight months ended
   December 31, 1997 and for the years ended April 30, 1997, 1996 and
   1995................................................................    67
  Consolidated Statements of Changes in Partners' Capital for the eight months ended December 31, 1997 and for the years ended April 30,
   1997, 1996 and 1995.................................................    68
  Consolidated Statements of Cash Flows for the eight months ended
   December 31, 1997 and for the years ended April 30, 1997, 1996 and
   1995................................................................    69
  Notes to Consolidated Financial Statements...........................    70

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Management Board and Partners of
PIMCO Advisors Holdings L.P.

  In our opinion, the accompanying statements of financial condition and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial condition of PIMCO Advisors Holdings L.P., formerly Oppenheimer Capital, L.P. (the "Partnership") at December 31, 1997, April 30, 1997 and April 30, 1996, and the results of its operations and its cash flows for the eight month period ended December 31, 1997 and for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Los Angeles, California
January 30, 1998

                          PIMCO ADVISORS HOLDINGS L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                                                                  APRIL 30,
                                                 DECEMBER 31, -----------------
                                                     1997       1997     1996
                                                 ------------ -------- --------
                                                     (DOLLARS IN THOUSANDS)
                     ASSETS
Current assets:
  Cash and cash equivalents.....................   $ 15,522   $     91 $     35
  Distribution receivable.......................     15,172     17,090   11,950
  Other current assets..........................         15        608      666
                                                   --------   -------- --------
    Total current assets........................     30,709     17,789   12,651
Investment in operating partnership.............    408,137     26,796   23,362
Note receivable.................................        --      32,193   32,193
Intangible assets--Net of accumulated
 amortization of $25,388 and $22,800............        --      39,305   41,893
Other non current assets........................        118         66      --
                                                   --------   -------- --------
TOTAL ASSETS....................................   $438,964   $116,149 $110,099
                                                   ========   ======== ========
                  LIABILITIES
Distribution payable............................   $ 15,112   $ 17,858 $ 12,713
Other current liabilities.......................     15,515        --       --
                                                   --------   -------- --------
TOTAL LIABILITIES...............................     30,627     17,858   12,713
                                                   --------   -------- --------
               PARTNERS' CAPITAL
General Partner.................................         41        996      987
Limited Partners (45,531,586; 25,673,889 and
 25,475,967 units issued and outstanding).......    408,296     97,295   96,399
                                                   --------   -------- --------
TOTAL PARTNERS' CAPITAL.........................    408,337     98,291   97,386
                                                   --------   -------- --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL.........   $438,964   $116,149 $110,099
                                                   ========   ======== ========


   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF OPERATIONS

                                             FOR THE
                                           EIGHT MONTHS   FOR THE YEARS ENDED
                                              ENDED            APRIL 30,
                                           DECEMBER 31, -----------------------
                                               1997      1997    1996    1995
                                           ------------ ------- ------- -------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER
                                                      UNIT AMOUNTS)
REVENUES:
  Equity in earnings of operating
   partnerships:
    Operating earnings....................   $41,036    $51,022 $40,359 $31,054
    Gain on Quest sales...................     2,809      1,800  17,734     --
                                             -------    ------- ------- -------
    Total equity in earnings of operating
     partnerships.........................    43,845     52,822  58,093  31,054
  Interest................................     1,892      3,224   3,223   3,228
                                             -------    ------- ------- -------
      Total revenues......................    45,737     56,046  61,316  34,282
                                             -------    ------- ------- -------
EXPENSES:
  Amortization of intangible assets.......     1,517      2,588   2,588   2,588
  Other...................................        88        132     132     873
                                             -------    ------- ------- -------
      Total expenses......................     1,605      2,720   2,720   3,461
                                             -------    ------- ------- -------
NET INCOME................................   $44,132    $53,326 $58,596 $30,821
                                             =======    ======= ======= =======
BASIC NET INCOME PER UNIT.................   $  1.70    $  2.06 $  2.28 $  1.21
                                             =======    ======= ======= =======
DILUTED NET INCOME PER UNIT...............   $  1.68    $  2.04 $  2.27 $  1.21
                                             =======    ======= ======= =======
DISTRIBUTIONS DECLARED PER UNIT...........   $  2.05    $  2.10 $  1.90 $  1.30
                                             =======    ======= ======= =======


   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL


                                                  LIMITED PARTNERS      TOTAL
                                         GENERAL -------------------  PARTNERS'
                                         PARTNER   UNITS    AMOUNTS    CAPITAL
                                         ------- ---------- --------  ---------
                                                     (DOLLARS IN
                                                     THOUSANDS)
BALANCES AT MAY 1, 1994.................  $ 892  25,122,092 $ 86,905  $ 87,797
  Net income............................    308               30,513    30,821
  Distributions declared................   (332)             (32,923)  (33,255)
  Amortization of restricted unit
   compensation expense.................      8                  851       859
  Capital contributions.................    --      156,426       90        90
                                          -----  ---------- --------  --------
BALANCES AT APRIL 30, 1995..............    876  25,278,518   85,436    86,312
  Net income............................    586               58,010    58,596
  Distributions declared................   (489)             (48,416)  (48,905)
  Amortization of restricted unit
   compensation expense.................     11                1,127     1,138
  Capital contributions.................      3     197,449      242       245
                                          -----  ---------- --------  --------
BALANCES AT APRIL 30, 1996..............    987  25,475,967   96,399    97,386
  Net income............................    533               52,793    53,326
  Distributions declared................   (543)             (53,790)  (54,333)
  Amortization of restricted unit
   compensation expense.................     15                1,476     1,491
  Capital contributions.................      4     197,922      417       421
                                          -----  ---------- --------  --------
BALANCES AT APRIL 30, 1997..............    996  25,673,889   97,295    98,291
  Net income............................    355               43,777    44,132
  Distributions declared................   (413)             (68,481)  (68,894)
  Amortization of restricted unit
   compensation expense.................     22                2,236     2,258
  Revaluation of Partners' Capital upon
   receipt of interests in PIMCO
   Advisors L.P.........................     14              139,391   139,405
  Reduction of general partner's
   interest from 1% to .01%.............   (942)    257,774      942       --
  Capital contributions.................      9     118,529      891       900
  Contribution of investment in PIMCO
   Advisors L.P. by public holders......    --   19,481,394  192,245   192,245
                                          -----  ---------- --------  --------
BALANCES AT DECEMBER 31, 1997...........  $  41  45,531,586 $408,296  $408,337
                                          =====  ========== ========  ========


   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF CASH FLOWS

                                       FOR THE
                                     EIGHT MONTHS FOR THE YEARS ENDED APRIL
                                        ENDED                30,
                                     DECEMBER 31, ----------------------------
                                         1997       1997      1996      1995
                                     ------------ --------  --------  --------
                                             (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVI-
 TIES:
Net income.........................    $ 44,132   $ 53,326  $ 58,596  $ 30,821
Adjustments to reconcile net income
 to net cash provided
 by operating activities:
  Distributions received greater
   than (less than) the
   equity in earnings of operating
   partnerships....................       9,997     (6,662)  (14,677)      (60)
  Amortization of intangibles......       1,517      2,588     2,588     2,588
  Change in operating assets and
   liabilities:
    Change in other assets.........         541         (8)      (19)     (109)
                                       --------   --------  --------  --------
Net cash provided by operating ac-
 tivities..........................      56,187     49,244    46,488    33,240
                                       --------   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVI-
 TIES:
Investment in operating
 partnerships......................     (33,217)      (530)     (300)      (86)
                                       --------   --------  --------  --------
Net cash used in investing
 activities........................     (33,217)      (530)     (300)      (86)
                                       --------   --------  --------  --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Cash distributions declared........     (56,207)   (49,188)  (46,513)  (33,255)
Change in other liabilities........      15,515        --        --        --
Note receivable payment............      32,193        --        --        --
Capital contribution from General
 Partner...........................          60        --        --        --
Issuance of limited partnership
 units on exercise of
 restricted options................         900        530       300        86
                                       --------   --------  --------  --------
Net cash used in financing
 activities........................      (7,539)   (48,658)  (46,213)  (33,169)
                                       --------   --------  --------  --------
Net increase (decrease) in cash and
 cash equivalents..................      15,431         56       (25)      (15)
Cash and cash equivalents,
 beginning of period...............          91         35        60        75
                                       --------   --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD............................    $ 15,522   $     91  $     35  $     60
                                       ========   ========  ========  ========
SUPPLEMENTAL DISCLOSURE:
  New York City unincorporated
   business tax paid...............    $     70   $    140  $    151  $    985
                                       ========   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  PIMCO Advisors Holdings L.P ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 43% interest (approximately 45.5 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, GP and other private holders hold the remaining interest in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

  On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interest in PIMCO Holdings. In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner for $80,000, its approximate book value. The purchase method of accounting was used by PIMCO Advisors to record the acquisition of Opgroup.

  On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. On December 1, 1997, PIMCO Holdings effected a 1.67 for 1 split of the PIMCO Holdings units, so that each PIMCO Holdings unit outstanding after the split represented an economic interest in one PIMCO Advisors unit. The transaction was accounted for at book value of PIMCO Advisors, as a transaction between related parties.

  On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings general partner interest in PIMCO Advisors increased to approximately 43%. Concurrently, PIMCO Holdings New York Stock Exchange trading symbol was changed from "OCC" to "PA".

  Prior to November 4, 1997, PIMCO Holdings was a publicly traded limited partnership owned 1% by its general partner, Opfin and 99% by its public limited partners. PIMCO Holdings sole business was its ownership of a 67.6% interest in Oppenheimer Capital, a registered investment adviser. Opfin held the remaining 32.4% interest in Oppenheimer Capital.

2. SIGNIFICANT ACCOUNTING POLICIES

  a. FINANCIAL STATEMENT PRESENTATION--Effective December 1, 1997, PIMCO Holdings effected a 1.67 for 1 unit split of PIMCO Holdings units. For purposes of these financial statements, all units authorized and outstanding, and per unit amounts have been restated to reflect the split of the PIMCO Holdings units.

                         PIMCO ADVISORS HOLDINGS L.P.

  b. CHANGE OF FISCAL YEAR--Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors. Accordingly, the period ending December 31, 1997 is a "stub" reporting period, eight months in total, consisting of two three month periods and one two month period.

  c. CASH AND CASH EQUIVALENTS--PIMCO Holdings invests certain cash balances in money market funds. At December 31, 1997, this investment is approximately $15.5 million which is invested in non affiliate money market funds, of which $15.4 million is restricted as a distribution payable to holders of PIMCO Holdings units on November 4, 1997, pending resolution of certain legal proceedings (see Note 8). At April 30, 1997 and 1996, this investment was approximately $91 thousand and $35 thousand, respectively, substantially invested in affiliated money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Statements of Cash Flows. These investments are carried at cost, which approximates market.

  d. INVESTMENT IN PARTNERSHIPS--PIMCO Holdings accounts for its investment in PIMCO Advisors (and Oppenheimer Capital prior to November 30, 1997) in accordance with the equity method of accounting. PIMCO Holdings records as income its proportionate share of the net income of its investee partnerships and credits distributions from such partnerships to its investment in partnerships. At December 31, 1997, PIMCO Holdings had a distribution receivable of $15.2 million from PIMCO Advisors. At April 30, 1997 and 1996, PIMCO Holdings had a distribution receivable of $17.1 million and $12.0 million, respectively, from Oppenheimer Capital.

  e. INCOME TAXES--PIMCO Holdings, as a partnership, generally is not subject to federal or state income taxes. However, effective January 1, 1998, PIMCO Holdings is subject to a 3.5% federal tax on its gross income from active businesses. PIMCO Holdings is subject to an unincorporated business tax in a certain jurisdiction in which it operates. All partners of PIMCO Holdings are responsible for taxes, if any, on their proportionate share of PIMCO Holdings taxable income.

  f. NET INCOME PER UNIT--Basic net income per unit is computed based on the weighted average number of units outstanding. Diluted net income per unit is computed based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding limited partner units under the treasury stock method. Net income per unit is computed as follows:

                                    FOR THE EIGHT
                                    MONTHS ENDED
                                    DECEMBER 31,  FOR THE YEARS ENDED APRIL 30,
                                    ------------- -----------------------------
                                        1997        1997      1996      1995
                                    ------------- --------- --------- ---------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER UNIT
                                                     AMOUNTS)
   BASIC NET INCOME PER UNIT:
   Net income.....................     $44,132    $  53,326 $  58,596 $  30,821
   Less net income applicable to
    General Partner...............         355          533       586       308
                                       -------    --------- --------- ---------
   Net income available to Limited
    Partners......................     $43,777    $  52,793 $  58,010 $  30,513
                                       =======    ========= ========= =========
   Weighted average units
    outstanding...................      25,768       25,663    25,457    25,277
                                       -------    --------- --------- ---------
   Basic per unit amount..........     $  1.70    $    2.06 $    2.28 $    1.21
                                       =======    ========= ========= =========

                         PIMCO ADVISORS HOLDINGS L.P.

                                    FOR THE EIGHT
                                    MONTHS ENDED
                                    DECEMBER 31,  FOR THE YEARS ENDED APRIL 30,
                                    ------------- -----------------------------
                                        1997        1997      1996      1995
                                    ------------- --------- --------- ---------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER UNIT
                                                     AMOUNTS)
   DILUTED NET INCOME PER UNIT:
   Net income.....................     $44,132    $  53,326 $  58,596 $  30,821
   Less net income applicable to
    General Partner...............         355          533       586       308
                                       -------    --------- --------- ---------
   Net income available to Limited
    Partners......................     $43,777    $  52,793 $  58,010 $  30,513
                                       =======    ========= ========= =========
   Weighted average units
    outstanding...................      25,768       25,663    25,457    25,277
   Effect of dilutive options.....         249          178        72       --
                                       -------    --------- --------- ---------
   Total average units
    outstanding...................      26,017       25,841    25,529    25,277
                                       =======    ========= ========= =========
   Diluted per unit amount........     $  1.68    $    2.04 $    2.27 $    1.21
                                       =======    ========= ========= =========

  G. OTHER--Certain items have been reclassified to conform with the current year presentation.

  H. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. INTANGIBLE ASSETS

  The excess of the initial contributions of capital to Oppenheimer Capital over the fair value of the net assets acquired had been amortized on a straight-line basis over a period of 25 years at an annual rate of approximately $2.6 million. Following the OpCap Merger, this intangible was eliminated in establishing the investment in PIMCO Advisors.

4. SUPPLEMENTARY FINANCIAL DATA

  The following table summarizes the unaudited condensed pro forma results of operations of PIMCO Holdings for the calendar years ended December 31, 1997 and 1996 as if the above acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

  (i) Conversion of PIMCO Holdings to a calendar year reporting basis;

  (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 (Opgroup Transaction);

  (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $146.9 million had been exchanged as of December 31, 1997;

  (iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;

  (v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as result of the Opgroup Transaction which will be amortized over 20 years;

                         PIMCO ADVISORS HOLDINGS L.P.

  (vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;

  (vii) The elimination of the priority distribution structure related to pre December 31, 1997 rights of PIMCO Advisors Class A units; and

  (viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

                                                       FOR THE YEARS
                                                     ENDED DECEMBER 31,
                                                  ---------------------------
                                                      1997          1996
                                                  ------------   ------------
                                                  (PRO FORMA)    (PRO FORMA)
                                                   (DOLLARS IN THOUSANDS,
                                                  EXCEPT PER UNIT AMOUNTS)
   REVENUES
   Equity in earnings of operating partnerships.    $     65,963  $     45,872
                                                    ------------  ------------
         NET INCOME.............................    $     65,963  $     45,872
                                                    ============  ============
   Basic net income per unit....................    $       1.44  $       1.00
                                                    ============  ============
   Diluted net income per unit..................    $       1.39  $       0.98
                                                    ============  ============

  The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

5. NOTE RECEIVABLE

  Prior to the OpCap Merger, PIMCO Holdings held a $32.2 million, 10% par value note due 2012 from Oppenheimer Equities, Inc., a direct wholly owned subsidiary of Opfin. In connection with the OpCap Merger, this note was repaid in November 1997.

6. BENEFIT PLANS

  PIMCO Advisors and PIMCO Holdings jointly adopted the 1997 Unit Incentive Plan (the "1997 Plan") effective January 1, 1998. The 1997 Plan is intended to further the financial success of PIMCO Holdings and PIMCO Advisors through obtaining and retaining the services of members of their respective management boards, key employees and consultants who will contribute to their growth, development and financial success, by offering such members, key employees and consultants the opportunity to own, or have the right to share in the appreciation of, PIMCO Holdings units, and, if they are "qualified persons" within the meaning of 1997 Plan, PIMCO Advisors units. The 1997 Plan is currently administered by the Management Board of PIMCO Holdings and the Unit Incentive Committee of the Management Board of PIMCO Advisors. The aggregate number of PIMCO Holdings and PIMCO Advisors units that may be issued upon exercise of awards under the 1997 Plan may not exceed 30 million. Pursuant to an arrangement between PIMCO Advisors and PIMCO Holdings, PIMCO Advisors will issue to PIMCO Holdings a number of PIMCO Advisors units equal to the number of PIMCO Holdings units issued under the 1997 Plan.

  Concurrent with the effective date of the 1997 Plan, awards for an aggregate of 12,525,069 Partnership Units (including 3,203,850 restricted unit rights) granted under plans sponsored by PIMCO Advisors and Oppenheimer Capital were assumed under the 1997 Plan. In this regard, each option outstanding under the 1993 Unit Option Plan of PIMCO Advisors L.P. (the "1993 Plan") was, to the extent the holder consented thereto,

                         PIMCO ADVISORS HOLDINGS L.P.

replaced by an option granted under the 1997 Plan, each option outstanding under the 1996 Unit Incentive Plan of PIMCO Advisors L.P. (the "1996 Plan") was replaced by an option granted under the 1997 Plan, each option outstanding under the Oppenheimer Capital Amended and Restated Restricted Option Plan (the "OpCap Option Plan") was replaced by an option granted under the 1997 Plan and each right to receive PIMCO Holdings units outstanding under the Oppenheimer Capital Amended and Restricted Unit Plan ("OpCap Rights Plan") was replaced by an award of deferred units under the 1997 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced.

  The 1997 Plan, and the awards thereunder other than those assumed from previously existing PIMCO Advisors and Oppenheimer Capital plans, are subject to the approval of the unitholders of PIMCO Holdings.

  Prior to effectiveness of the 1997 Plan, PIMCO Holdings and Oppenheimer Capital maintained the OpCap Option Plan and the OpCap Rights Plan for the benefit of certain key employees. Pursuant to these plans, an eligible employee was granted the right to receive a number of units of PIMCO Holdings at no cost to the employee ("Rights"), in the case of the OpCap Rights Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the OpCap Option Plan. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. PIMCO Holdings transferred to Oppenheimer Capital the proceeds from the exercise of Options in exchange for an increase in its general partner interest in Oppenheimer Capital. Opfin and the limited partners of PIMCO Holdings incurred dilution, in accordance with their respective percentage interest in Oppenheimer Capital, upon the vesting of Rights and the exercise of Options.

  No compensation cost is recognized in the statements of income by Oppenheimer Capital for the Options granted under the OpCap Option Plan because the exercise price of the Options approximates the market price of the units on the date of the grant. For the same reason no compensation cost is recognized in the statements of operations of PIMCO Advisors for its fixed unit option plans. Had compensation cost been recognized based on the fair value of the awards at the date of grant, PIMCO Holdings net income would have been reported as the pro forma amounts indicated below:

                                                   FOR THE EIGHT
                                                   MONTHS ENDED   FOR THE YEARS
                                                   DECEMBER 31,  ENDED APRIL 30,
                                                   ------------- ---------------
                                                       1997       1997    1996
                                                   ------------- ------- -------
                                                      (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER UNIT AMOUNTS)
   Net income
     As reported..................................    $44,132    $53,326 $58,596
     Pro forma....................................    $44,060    $53,214 $58,554
   Net income per unit
     As reported..................................    $  1.70    $  2.06 $  2.28
     Pro forma....................................    $  1.70    $  2.05 $  2.27

  For the purpose of the above disclosure, the fair value of each award granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the eight months ended December 31, 1997, fiscal 1997 and fiscal 1996, respectively: 1) For the OpCap Option Plan--distribution yield of 5.8%, 7.3% and 8.0%; expected volatility of 19%, 21% and 22%; risk free interest rate of 6.62%, 6.36% and 6.96%; and expected lives of 6, 6 and 7 years; 2) For the 1997 Plan--distribution yield of 7.3%, 7.7% and 3.5%; expected volatility of 21%, 14% and 10%; risk free interest rate of 6.52%, 6.30% and 6.80%; and expected lives of 5, 6 and 7 years.

                         PIMCO ADVISORS HOLDINGS L.P.

7. GAIN ON QUEST SALE

  Included in "Equity in earnings of partnerships" for the fiscal years ended April 30, 1997 and 1996 are gains resulting from Oppenheimer Capital's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to Oppenheimer Capital. For the years ended April 30, 1997 and 1996, PIMCO Holdings recognized gains of $1.8 million, or $.07 per unit, and $17.7 million, or $.69 per unit, respectively.

  The Quest for Value Dual Purpose Fund was sold to OFI in July 1997, and PIMCO Holdings recognized a gain on the sale of $2.8 million, or $.11 per unit.

8. LEGAL PROCEEDINGS

  On November 30, 1997, Richard Buzby filed an action on behalf of a purported class of limited partners of PIMCO Holdings against PIMCO Advisors and certain individuals associated with the previous general partner of PIMCO Holdings in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleges, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the OpCap Merger. The complaint seeks compensatory and/or recissionary money damages or, alternatively, injunctive relief or recission of the transactions. Since that date, certain other complaints have been filed in the states of Delaware and New York, making similar allegations. These cases were consolidated in the Court of Chancery of the State of Delaware, New Castle County.

  A tentative settlement has been reached, pending approval of the court, wherein $15.4 million, less court and attorney costs, will be distributed to the class. As of December 31, 1997, this amount has been funded to a segregated cash account, and is included in other current liabilities.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  The quarterly results for the periods indicated were as follows:

                                   FOR THE EIGHT MONTHS ENDED DECEMBER 31,
                               ------------------------------------------------
                               FIRST QUARTER  SECOND QUARTER     TWO MONTHS
                                   ENDED          ENDED             ENDED
                               JULY 31, 1997 OCTOBER 31, 1997 DECEMBER 31, 1997
                               ------------- ---------------- -----------------
                               (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
   Revenues..................     $19,585(1)     $17,025          $  9,127
                                  =======        =======          ========
   Net income................     $18,900(1)     $16,340          $  8,892
                                  =======        =======          ========
   Basic net income per unit.     $  0.71(1)     $  0.65          $   0.34
                                  =======        =======          ========
   Diluted net income per
    unit.....................     $  0.70(1)     $  0.64          $   0.34
                                  =======        =======          ========
   Distribution declared per
    unit.....................     $  0.57        $  0.90          $   0.58
                                  =======        =======          ========
   Trading market price per
    unit
     Low.....................     $21.500        $26.750          $28.1875
     High....................     $25.875        $34.625          $32.5625

--------
(1) Includes a gain on the Quest sale of $2.8 million, or $0.11 per unit (see
    Note 7).

                          PIMCO ADVISORS HOLDINGS L.P.

                                    FOR THE YEAR ENDED APRIL 30, 1997
                             --------------------------------------------------
                                FIRST      SECOND       THIRD         FOURTH
                               QUARTER     QUARTER     QUARTER        QUARTER
                             ----------- ----------- -----------    -----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
   Revenues................  $    12,280 $    13,308 $    16,196(1) $    14,262
                             =========== =========== ===========    ===========
   Net income..............  $    11,595 $    12,622 $    15,511(1) $    13,598
                             =========== =========== ===========    ===========
   Basic net income per
    unit...................  $      0.45 $      0.48 $      0.60(1) $      0.53
                             =========== =========== ===========    ===========
   Diluted net income per
    unit...................  $      0.45 $      0.48 $      0.59(1) $      0.52
                             =========== =========== ===========    ===========
   Distribution declared
    per unit...............  $      0.39 $      0.45 $      0.57(2) $      0.69
                             =========== =========== ===========    ===========
   Trading market price per
    unit
     Low...................  $    15.750 $    16.625 $    19.375    $    19.250
     High..................  $    17.875 $    20.750 $    22.375    $    22.875

--------
(1) Includes a gain on the Quest sale of $1.8 million, or $0.07 per unit (see
    Note 7).
(2) Includes a special distribution related to the Quest sale of $0.06 per unit.

                                    FOR THE YEAR ENDED APRIL 30, 1996
                             --------------------------------------------------
                                FIRST      SECOND       THIRD         FOURTH
                               QUARTER     QUARTER     QUARTER        QUARTER
                             ----------- ----------- -----------    -----------
                             (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
   Revenues................  $     9,862 $    10,527 $    29,322(1) $    11,605
                             =========== =========== ===========    ===========
   Net income..............  $     9,177 $     9,841 $    28,637(1) $    10,941
                             =========== =========== ===========    ===========
   Basic net income per
    unit...................  $      0.36 $      0.38 $      1.11(1) $      0.43
                             =========== =========== ===========    ===========
   Diluted net income per
    unit...................  $      0.36 $      0.38 $      1.10(1) $      0.43
                             =========== =========== ===========    ===========
   Distribution declared
    per unit...............  $      0.33 $      0.38 $      0.70(2) $      0.49
                             =========== =========== ===========    ===========
   Trading market price per
    unit
     Low...................  $    12.625 $    14.375 $    16.125    $    16.625
     High..................  $    14.625 $    16.750 $    17.625    $    18.375

--------
(1) Includes a gain on the Quest sale of $17.7 million, or $0.69 per unit (see
    Note 7).
(2) Includes a special distribution related to the Quest sale of $0.33 per unit.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Management Board and Partners of PIMCO Advisors L.P.

  In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors L.P. and Subsidiaries (the "Partnership") at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Los Angeles, California
January 30, 1998

                         INDEPENDENT AUDITORS' REPORT

PIMCO Advisors L.P. and subsidiaries:

  We have audited the consolidated statements of operations, cash flows, and changes in owners' equity of PIMCO Advisors L.P. and Subsidiaries (the Partnership) for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Costa Mesa, California
February 2, 1996

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                           --------------------
                                                              1997       1996
                                                           ----------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $   34,301  $ 41,311
  Investment advisory fees receivable:
    Private accounts.....................................     132,280    52,261
    Proprietary Funds....................................      10,631     9,629
  Distribution and servicing fees receivable.............       5,372     4,382
  Notes receivable.......................................       1,750     1,570
  Receivable from affiliates.............................         536       463
  Short term investments.................................      33,611    11,521
  Other current assets...................................       5,758     3,925
                                                           ----------  --------
      Total current assets...............................     224,239   125,062
Investment in partnerships...............................       4,336     2,630
Fixed assets--Net of accumulated depreciation and
 amortization of $10,630 and $6,980......................      15,418    10,561
Intangible assets--Net of accumulated amortization of
 $121,019 and $76,519....................................   1,060,869   207,823
Other non current assets.................................      38,174    12,424
                                                           ----------  --------
TOTAL ASSETS.............................................  $1,343,036  $358,500
                                                           ==========  ========
                       LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses..................  $   22,803  $ 13,841
  Commissions payable....................................      10,930     8,435
  Accrued compensation...................................      50,033    26,028
  Distribution payable...................................      61,786       --
  Short term borrowings..................................      30,000       --
  Other current liabilities..............................      12,525    11,537
                                                           ----------  --------
    Total current liabilities............................     188,077    59,841
Long term notes..........................................      83,129       --
Other non current liabilities............................      17,765     2,416
                                                           ----------  --------
TOTAL LIABILITIES........................................     288,971    62,257
                                                           ----------  --------
                    PARTNERS' CAPITAL
General Partners (46,336,184 and 800,000 units issued and
 outstanding)............................................     812,884     2,987
Class A Limited Partners (27,201,200 and 40,146,155 units
 issued and outstanding).................................     246,950   205,421
Class B Limited Partners (32,993,050 and 32,960,826 units
 issued and outstanding).................................      65,662    98,369
Unamortized compensation.................................     (71,431)  (10,534)
                                                           ----------  --------
TOTAL PARTNERS' CAPITAL..................................   1,054,065   296,243
                                                           ----------  --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL..................  $1,343,036  $358,500
                                                           ==========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                    ---------------------------
                                                      1997      1996     1995
                                                    --------  -------- --------
                                                      (DOLLARS IN THOUSANDS,
                                                     EXCEPT PER UNIT AMOUNTS)
REVENUES
  Investment advisory fees:
    Private accounts............................... $291,890  $213,852 $192,703
    Proprietary Funds..............................  165,829   128,856   90,773
  Distribution and servicing fees..................   56,769    48,182   38,240
  Other............................................    2,181     1,134    1,298
                                                    --------  -------- --------
      Total revenues...............................  516,669   392,024  323,014
                                                    --------  -------- --------
EXPENSES
  Compensation and benefits........................  225,831   173,526  149,164
  Commissions......................................   46,739    37,739   28,743
  Restricted Unit and Option Plans.................    8,188     5,162    6,714
  Marketing and promotional........................   16,592    10,982    9,066
  Occupancy and equipment..........................   11,800     9,195    8,662
  General and administrative.......................   27,406    17,630   11,434
  Insurance........................................    2,576     2,621    2,800
  Professional fees................................    6,426     5,473    3,165
  Amortization of intangible assets................   43,488    36,009   36,009
  Other............................................    9,316     4,812    2,237
                                                    --------  -------- --------
      Total expenses...............................  398,362   303,149  257,994
                                                    --------  -------- --------
OPERATING INCOME...................................  118,307    88,875   65,020
  Equity in (loss)/income of partnerships..........     (361)      271      225
  Other income, net................................    2,853     3,183    3,739
                                                    --------  -------- --------
  Income before income tax expense.................  120,799    92,329   68,984
  Income tax expense...............................    2,469     1,201      517
                                                    --------  -------- --------
NET INCOME......................................... $118,330  $ 91,128 $ 68,467
                                                    ========  ======== ========
NET INCOME PER UNIT:
  Basic net income per General Partner and Class A
   Limited Partner unit............................ $   1.54  $   1.29 $   1.16
                                                    ========  ======== ========
  Diluted net income:
    General Partner and Class A Limited Partner
     unit.......................................... $   1.45  $   1.29 $   1.16
                                                    ========  ======== ========
    Class B Limited Partner unit................... $   1.45  $   1.05 $   0.59
                                                    ========  ======== ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES OF PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                           CLASS A LIMITED
                                    GENERAL PARTNERS          PARTNERS
                                   -------------------  ----------------------
                                     UNITS     AMOUNT      UNITS      AMOUNTS
                                   ---------- --------  -----------  ---------
BALANCES, JANUARY 1, 1995.........    800,000 $  3,863   40,018,155  $ 248,374
  Net income......................                 913                  45,743
  Distributions...................              (1,319)                (66,111)
  Exercise of unit options........                          103,000        375
  Balance of proceeds--Primary
   offering.......................                                          85
  Vesting of options and
   restricted units...............
                                   ---------- --------  -----------  ---------
BALANCES, DECEMBER 31, 1995.......    800,000    3,457   40,121,155    228,466
  Net income......................               1,034                  51,882
  Distributions...................              (1,504)                (75,451)
  Restricted Unit Plan grants.....                           25,000        525
  Vesting of options and
   restricted units...............
                                   ---------- --------  -----------  ---------
BALANCES, DECEMBER 31, 1996.......    800,000    2,987   40,146,155    205,422
  Net income......................               5,115                  62,038
  Distributions...................             (17,166)               (106,967)
  Exercise of unit options........     15,030      208       10,689        326
  Issuance for acquisition........ 26,037,766  629,436    2,119,608     63,661
  Restricted Unit Plan grants.....                                      67,844
  Issuance of restricted units in
   lieu of director fees..........
  Issuance of units...............      1,994       59
  Exchange of notes...............                        4,406,142    146,871
  Vesting of options and
   restricted units...............
  Exchange of PIMCO Advisors L.P.
   public units for PIMCO Advisors
   Holdings L.P. units............ 19,481,394  192,245  (19,481,394)  (192,245)
                                   ---------- --------  -----------  ---------
BALANCES, DECEMBER 31, 1997....... 46,336,184 $812,884   27,201,200  $ 246,950
                                   ========== ========  ===========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                                   CLASS B LIMITED
                                      PARTNERS                        TOTAL
                                 --------------------  UNAMORTIZED  PARTNERS'
                                   UNITS     AMOUNTS   COMPENSATION  CAPITAL
                                 ----------  --------  ------------ ----------
                                           (DOLLARS IN THOUSANDS)
BALANCES, JANUARY 1, 1995....... 32,960,826  $115,177    $(21,885)  $  345,529
  Net income....................               21,812                   68,468
  Distributions.................              (22,183)                 (89,613)
  Exercise of unit options......                                           375
  Balance of proceeds--Primary
   offering.....................                                            85
  Vesting of options and
   restricted units.............                            6,713        6,713
                                 ----------  --------    --------   ----------
BALANCES, DECEMBER 31, 1995..... 32,960,826   114,806     (15,172)     331,557
  Net income....................               38,212                   91,128
  Distributions.................              (54,649)                (131,604)
  Restricted Unit Plan grants...                             (525)         --
  Vesting of options and
   restricted units.............                            5,162        5,162
                                 ----------  --------    --------   ----------
BALANCES, DECEMBER 31, 1996..... 32,960,826    98,369     (10,535)     296,243
  Net income....................               51,177                  118,330
  Distributions.................              (84,580)                (208,713)
  Exercise of unit options......                                           534
  Issuance for acquisition......                                       693,097
  Restricted Unit Plan grants...     25,000       545     (68,389)         --
  Issuance of restricted units
   in lieu of director fees.....      7,224       151                      151
  Issuance of units.............                                            59
  Exchange of notes.............                                       146,871
  Vesting of options and
   restricted units.............                            7,493        7,493
  Exchange of PIMCO Advisors
   L.P. public
   units for PIMCO Advisors
   Holdings L.P. units..........                                           --
                                 ----------  --------    --------   ----------
BALANCES, DECEMBER 31, 1997..... 32,993,050  $ 65,662    $(71,431)  $1,054,065
                                 ==========  ========    ========   ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1996         1995
                                           -----------  -----------  ----------
                                                 (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................  $   118,330  $    91,128  $   68,467
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization..........       51,262       40,916      38,972
  Deferred income taxes..................          --           735         270
  Issuance of restricted units in lieu of
   directors fees........................          151          --          --
  Restricted Unit and Option Plans.......        8,188        5,162       6,714
  Equity in loss (income) of
   unconsolidated partnerships...........          361           54        (198)
  Unrealized loss (gain) on investments..       (1,171)        (272)       (225)
  Change in operating assets and
   liabilities, excluding net effects of
   acquired entities:
   Change in fees receivable.............      (21,050)      (8,920)    (28,217)
   Change in receivable from Proprietary
    Funds................................          (73)        (125)        865
   Change in other assets................      (25,953)     (11,676)     (3,399)
   Change in accounts payable and accrued
    expenses.............................        6,332        5,710         941
   Change in other liabilities...........       10,358       17,778       2,729
   Other.................................          (34)         (44)          2
                                           -----------  -----------  ----------
Net cash provided by operating
 activities..............................      146,701      140,446      86,921
                                           -----------  -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments.................      (46,122)        (695)    (11,334)
Proceeds from sales of investments.......       47,186          784         --
Return of investment in partnerships.....          --         1,600         --
Investment in partnerships...............       (2,815)        (700)       (400)
Proceeds from sale of fixed assets.......            3          645         310
Purchase of fixed assets.................       (4,856)      (3,446)     (5,982)
Notes receivable advances................         (699)        (634)       (365)
Cash of acquired entities................       36,300          --          --
                                           -----------  -----------  ----------
Net cash provided by (used in) investing
 activities..............................       28,997       (2,446)    (17,771)
                                           -----------  -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowings....................       30,000          --          --
Long term debt paid off..................      (32,193)         --          --
Unit options exercised...................          --           --          375
Change in distribution payable...........       28,198          --          --
Cash distributions declared..............     (208,713)    (131,604)    (89,613)
                                           -----------  -----------  ----------
Net cash used in financing activities....     (182,708)    (131,604)    (89,238)
                                           -----------  -----------  ----------
Net (decrease) increase in cash and cash
 equivalents.............................       (7,010)       6,396     (20,088)
Cash and cash equivalents, beginning of
 year....................................       41,311       34,915      55,003
                                           -----------  -----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...  $    34,301  $    41,311  $   34,915
                                           ===========  ===========  ==========
SUPPLEMENTAL DISCLOSURES:
  Income taxes paid......................  $       316  $       448  $      406
                                           ===========  ===========  ==========
  Interest paid..........................  $     1,102  $       --   $       19
                                           ===========  ===========  ==========
  Fair value of non-cash assets acquired.  $   982,459
                                           ===========
  Liabilities assumed....................  $   330,889
                                           ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

  PIMCO Advisors L.P. ("PIMCO Advisors") is an investment management firm providing fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company ("Pacific Investment Management") and the equity oriented Oppenheimer Capital. PIMCO Advisors operates in one industry segment--investment management services.

  PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups. Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 45 proprietary mutual funds. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors.

  PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management LLC (a subsidiary of Pacific Life Insurance Company) merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation").

  On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interest in PIMCO Advisors Holdings L.P. (formerly Oppenheimer Capital, L.P.) ("PIMCO Holdings"). In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received
2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner for $80,000, its approximate book value. As explained further in Note 3, the purchase method of accounting was used by PIMCO Advisors to record the acquisition of Opgroup.

  On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. As a result, the consolidated statement of operations includes the operations of Oppenheimer Capital since November 4, 1997, also reflecting a minority interest expense of $2.4 million for the month of November, included in other income, net. The transaction was accounted for at book value of PIMCO Advisors, as a transaction between related parties.

  On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings general partner interest in PIMCO Advisors increased to approximately 43%. Concurrently, PIMCO Holdings New York Stock Exchange trading symbol was changed from "OCC" to "PA".

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

  The accompanying consolidated financial statements include the accounts of PIMCO Advisors and its subsidiaries. The investment advisor subsidiaries included in these consolidated financial statements are as follows:

  . PACIFIC INVESTMENT MANAGEMENT COMPANY manages a variety of predominantly fixed income portfolios primarily for institutions and mutual funds;

  . OPPENHEIMER CAPITAL is a value-oriented manager of equity securities primarily for institutions and mutual funds;

  . COLUMBUS CIRCLE INVESTORS ("CCI") manages primarily equity securities using a Positive Momentum/Positive Surprise approach, principally for institutions and mutual funds;

  . CADENCE CAPITAL MANAGEMENT ("Cadence") specializes in disciplined, growth-oriented management of equity securities primarily for institutions and mutual funds;

  . PARAMETRIC PORTFOLIO ASSOCIATES ("Parametric") specializes in highly quantitative management of domestic and international equity portfolios primarily for institutions and mutual funds;

  . NFJ INVESTMENT GROUP ("NFJ") is a value-oriented manager of equity securities primarily for institutions and mutual funds; and

  . BLAIRLOGIE CAPITAL MANAGEMENT ("Blairlogie") specializes in international equity securities from its office in Edinburgh, Scotland, primarily for institutions and mutual funds.

  The investment advisor subsidiaries are supported by additional subsidiaries:

  . VALUE ADVISORS LLC ("Value"), a registered investment adviser and wholly owned subsidiary of PIMCO Advisors, acting principally as the administrator of eight closed end funds;

  . PIMCO FUNDS DISTRIBUTORS LLC ("PFD") serves as the distributor of institutional and retail mutual funds (the "Proprietary Funds") for which PIMCO Advisors and the investment advisor subsidiaries provide investment management and administrative services;

  . STOCKSPLUS MANAGEMENT, INC. ("StocksPLUS"), a wholly-owned subsidiary of Pacific Investment Management, owns approximately 0.125 percent interest in, and is the general partner of StocksPLUS, L.P. (Note 12);

  . COLUMBUS CIRCLE TRUST COMPANY ("CCTC"), a non bank trust company and wholly owned subsidiary of CCI, established in November 1995, which commenced business in January 1996;

  . OPCAP ADVISORS, a value oriented manager and 99% owned subsidiary of Oppenheimer Capital, with 1% owned by Value;

  . OCC DISTRIBUTORS ("Distributors"), a registered broker/dealer and 99% owned subsidiary of Oppenheimer Capital, with 1% owned by Value;

  . 225 LIBERTY STREET ADVISERS L. P.("225") a registered investment adviser and 99% owned subsidiary of Oppenheimer Capital, with 1% owned by Value;

  . OPPENHEIMER CAPITAL TRUST COMPANY ("Trust Co."), a non bank trust company and wholly owned subsidiary of Oppenheimer Capital; and

  . OPPENHEIMER CAPITAL LIMITED ("Limited"), a registered investment adviser in the United Kingdom and wholly owned subsidiary of Oppenheimer Capital.

  Pacific Investment Management, Oppenheimer Capital, CCI, Cadence, Parametric, NFJ, Blairlogie, Value, OpCap Advisors, 225 and Limited are registered investment advisors. PFD and Distributors are registered broker/dealers with the Securities and Exchange Commission and members of the National Association of Securities Dealers, Inc.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

  Prior to January 17, 1997, institutional mutual funds managed consisted of two open-end investment management companies. One series is predominantly fixed income funds. The other series is predominantly equity funds. The retail mutual funds managed were included within two open-end investment management companies, the PIMCO Advisors Funds ("PAF"), formerly the Thomson Funds, and the Cash Accumulation Trust ("CAT"). With Trustee and shareholder approval, the fund groups (excluding CAT) were combined into a single mutual fund complex, the PIMCO Funds ("Proprietary Funds"), in January 1997, consisting of 45 funds offering retail and institutional share classes as of December 31, 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

  a. CASH AND CASH EQUIVALENTS--PIMCO Advisors invests certain cash balances in money market funds. At December 31, 1997, this investment is approximately $28,949,000, of which approximately $330,000 is invested in the National Money Market Fund of CAT, approximately $627,000 is invested in the PIMCO Advisors Money Market Fund, approximately $3,528,000 is invested in the OCC Cash Reserves Primary Portfolio and approximately $24,464,000 is invested in non affiliate money market funds. At December 31, 1996, this investment was approximately $25,429,000, of which approximately $814,000 was invested in the National Money Market Fund of CAT, approximately $595,000 was invested in the PIMCO Advisors Money Market Fund and approximately $24,020,000 was invested in non affiliate money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

  b. INVESTMENT ADVISORY FEES--PIMCO Advisors records investment advisory fees on an accrual basis. Investment advisory fees receivable for private and separate accounts consist primarily of accounts billed on a quarterly basis. Private accounts may also generate a fee based on investment performance, which is recorded as income when earned and not subject to forfeiture. Investment advisory fees for the Proprietary Funds are received monthly.

  c. SHORT-TERM INVESTMENTS--The short term investments, as of December 31, 1997 and 1996, are primarily invested in the PIMCO Funds with a short-term duration objective. The investments are carried at market value. Cost approximated market value as of December 31, 1997 and 1996.

  d. DEPRECIATION AND AMORTIZATION--Office equipment, furniture and fixtures are depreciated on a straight line basis over their estimated useful lives, generally five years. Automobiles are depreciated on a straight-line basis over their estimated lives, generally three years. Leasehold improvements are amortized on a straight-line basis over the remaining terms of the related leases or the useful lives of such improvements, whichever is shorter.

  e. OTHER ASSETS--Effective May 29, 1995, PFD commenced sale of a "B" class of mutual fund shares. Under this share structure PFD advances commissions to independent brokers and is entitled to recoup its marketing costs through an ongoing fee stream from the respective funds or through contingent deferred sales charges collected from the share purchaser. Such fees are capitalized as deferred sales charges and amortized on a straight line basis as commission expense over a period of 60 months. Deferred unamortized marketing costs of approximately $22,700,000 and $11,100,000 are included in other non current assets at December 31, 1997 and 1996, respectively.

  f. INCOME TAXES--Subsequent to the Consolidation, PIMCO Advisors and its subsidiaries are predominantly partnerships and, as a result, are generally not subject to federal or state income taxes. PIMCO Advisors is subject to an unincorporated business tax in a certain jurisdiction in which it operates. All partners of PIMCO Advisors are responsible for taxes, if any, on their proportionate share of PIMCO Advisors' taxable income. Certain corporate subsidiaries are subject to federal and state income taxes and file separate tax returns. The provision for income taxes is determined using the

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
     liability method which gives recognition to deferred tax assets and liabilities based on the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

  g. FOREIGN CURRENCY TRANSLATION--The assets and liabilities of Blairlogie have been translated into U.S. dollars at the current rate of exchange existing at year-end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect.

  h. NET INCOME ALLOCATION--Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors. Net income is allocated among unit holders in the same proportions as cash distributions. For each of the periods presented, PIMCO Advisors cash distribution policy provided for a first priority distribution to General Partner and Class A Limited Partner units ($1.88 per year through December 31, 1997) followed by a second priority distribution to Class B Limited Partner units. During the years ended December 31, 1996 and 1995, the second priority distribution was less than the first priority distribution. For the year ended December 31, 1997, the distribution was equal for all classes of units. The Class A unit distribution preference will end with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units will be converted into Class A units.

  i. NET INCOME PER UNIT--Basic net income per unit is computed based on the weighted average number of units outstanding. Diluted net income per unit assumes the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding limited partner units under the treasury stock method. The weighted average number of units used to compute basic and diluted net income per unit was as follows:

                                                  1997       1996       1995
                                               ---------- ---------- ----------
    BASIC
      General Partner and Class A Limited
       Partner Units.......................... 43,773,904 42,501,469 42,127,833
    DILUTED
      General Partner and Class A Limited
       Partner Units.......................... 45,701,026 42,501,469 42,127,833
      Class B Limited Partner Units........... 35,662,779 34,513,573 33,425,537

  j. OTHER--Certain items have been reclassified to conform with the current year presentation. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.

  k. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS--The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. INTANGIBLE ASSETS

  The acquisition of Opgroup in November 1997 has been recorded under the purchase accounting method. Intangible assets of approximately $897.5 million represented the excess of the purchase price over the fair value of the net tangible assets of Oppenheimer Capital acquired. This amount will be amortized on a straight line basis over 20 years. For accounting purposes, the Consolidation between PFAMCo Group and TAG LP in 1994 was treated as a purchase and recapitalization of TAG LP by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represented the excess of the purchase price over the fair value of the net tangible assets of TAG LP deemed acquired in the Consolidation. A portion of these intangible assets represents the value assigned to PIMCO Advisors Master Limited Partnership ("MLP") structure. Under prior Internal Revenue Code guidelines, an MLP was exempt from federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure has been amortized over the period ending December 31, 1997. The remainder is amortized on a straight-line basis over its estimated life of 20 years.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

4. SUPPLEMENTARY FINANCIAL DATA

  The following table summarizes the unaudited condensed pro forma results of operations of PIMCO Advisors for the calendar years ended December 31, 1997 and 1996 as if the above acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

    (i)Conversion of Oppenheimer Capital to a calendar year reporting basis;

    (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 (Opgroup Transaction);

    (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $146.8 million had been exchanged as of December 31, 1997;

    (iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;

    (v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as result of the Opgroup Transaction which will be amortized over 20 years;

    (vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997; and

    (vii) The elimination of the priority distribution structure related to pre December 31, 1997 rights of PIMCO Advisors Class A units.

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------- ----------
                                                        (PRO FORMA) (PRO FORMA)
                                                        (DOLLARS IN THOUSANDS,
                                                           EXCEPT PER UNIT
                                                               AMOUNTS)
    REVENUES
      Investment advisory..............................  $626,959    $509,124
      Distribution and servicing.......................    67,750      57,949
                                                         --------    --------
                                                          694,709     567,073
                                                         --------    --------
    EXPENSES
      Compensation and related expense.................   299,286     245,028
      Other operating expense..........................   134,906     111,017
      Amortization of intangibles, options and
       restricted units................................   103,157     101,635
                                                         --------    --------
                                                          537,349     457,680
                                                         --------    --------
      Net income.......................................  $157,360    $109,393
                                                         ========    ========
      Basic net income per unit........................  $   1.44    $   1.00
                                                         ========    ========
      Diluted net income per unit......................  $   1.39    $   0.98
                                                         ========    ========

  The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

5. NOTES RECEIVABLE

  PIMCO Advisors and certain subsidiaries have granted loans to certain employees as part of programs designed to ensure the long-term retention of those employees. These loans are primarily non-interest bearing and are generally due within one year of issuance.

6. FIXED ASSETS

  The major classifications of fixed assets are as follows:

                                                           AS OF DECEMBER 31,
                                                         -----------------------
                                                            1997        1996
                                                         ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
   Office equipment, furniture and fixtures............. $    19,102 $    12,827
   Automobiles..........................................          31           9
   Leasehold improvements...............................       6,915       4,705
                                                         ----------- -----------
   Total fixed assets...................................      26,048      17,541
   Less accumulated depreciation and amortization.......      10,630       6,980
                                                         ----------- -----------
   Fixed assets, net.................................... $    15,418 $    10,561
                                                         =========== ===========

7. INCOME TAXES

  Only certain subsidiaries are subject to income taxes directly and they file separate tax returns. The total income tax provision for the affected subsidiaries is as follows:

                                                                FOR THE YEARS
                                                              ENDED DECEMBER 31,
                                                              ------------------
                                                               1997   1996  1995
                                                              ------ ------ ----
                                                                 (DOLLARS IN
                                                                  THOUSANDS)
   Current expense:
     State................................................... $  872 $  164 $106
     Federal.................................................    156    295  159
   Deferred expense:
     State...................................................    293    198   68
     Federal.................................................  1,148    544  184
                                                              ------ ------ ----
                                                              $2,469 $1,201 $517
                                                              ====== ====== ====

8. BENEFIT PLANS

  a. PROFIT SHARING AND INCENTIVE PROGRAMS--PIMCO Advisors and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $152.9 million, $114.1 million, and $94.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  b. EXECUTIVE DEFERRED COMPENSATION PLAN--PIMCO Advisors and its subsidiaries have a nonqualified deferred compensation plan pursuant to which a portion of the compensation otherwise payable to certain eligible employees will be mandatorily deferred, and pursuant to which such eligible employees may elect to defer additional amounts of compensation. The plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management or

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
     highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. Amounts deferred under the plan are used to acquire units of PIMCO Advisors and are held in the trust for the employees. As of December 31, 1997 and 1996, the balance related to PIMCO Advisors and its subsidiaries in the trust and the related deferred compensation obligations was approximately $15.1 million and $1.0 million, respectively.

  c. SAVINGS AND INVESTMENT PLANS--PIMCO Advisors and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PIMCO Advisors and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under Section 401(k) of the Internal Revenue Code and allow eligible employees of PIMCO Advisors and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time under the provisions of the Internal Revenue Code. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service. For 1997, 1996 and 1995, PIMCO Advisors and certain of its subsidiaries matched and contributed an amount up to the first six percent of annual compensation, subject to Internal Revenue Code limits, contributed by the employees. In addition, PIMCO Advisors and certain of its subsidiaries, may elect to make a discretionary contribution to all participants. The amount expensed by PIMCO Advisors and its subsidiaries related to these plans during the year ended December 31, 1997, 1996 and 1995 was approximately $2.2 million, $2.0 million and $1.9 million, respectively.

       Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging from five percent to eleven percent of covered individuals' base compensation. The aggregate expense recorded is approximately $1.1 million, $.9 million and $1.0 million in 1997, 1996 and 1995, respectively.

  d. UNIT BASED INCENTIVE PLANS--PIMCO Advisors and PIMCO Holdings jointly adopted the 1997 Unit Incentive Plan (the "1997 Plan") effective January 1, 1998. The 1997 Plan is intended to further the financial success of PIMCO Holdings and PIMCO Advisors through obtaining and retaining the services of members of their respective management boards, key employees and consultants who will contribute to their growth, development and financial success, by offering such members, key employees and consultants the opportunity to own, or have the right to share in the appreciation of, PIMCO Holdings units, and, if they are "qualified persons" within the meaning of 1997 Plan, PIMCO Advisors units. The 1997 Plan is currently administered by the Management Board of PIMCO Holdings and the Unit Incentive Committee of the Management Board of PIMCO Advisors. The aggregate number of PIMCO Holdings and PIMCO Advisors units that may be issued upon exercise of awards under the 1997 Plan may not exceed 30 million. Pursuant to an arrangement between PIMCO Advisors and PIMCO Holdings, PIMCO Advisors will issue to PIMCO Holdings a number of PIMCO Advisors units equal to the number of PIMCO Holdings units issued under the 1997 Plan.

       Concurrent with the effective date of the 1997 Plan, awards granted under plans sponsored by PIMCO Advisors and Oppenheimer Capital were assumed under the 1997 Plan. In this regard, each option outstanding under the 1993 Unit Option Plan of PIMCO Advisors L.P. (the "1993 Plan") was, to the extent the holder consented thereto, replaced by an option granted under the 1997 Plan, each option outstanding under the 1996 Unit Incentive Plan of PIMCO Advisors L.P. (the "1996 Plan") was replaced by an option granted under the 1997 Plan, each option outstanding under the Oppenheimer Capital Amended and Restated Restricted Option Plan (the "OpCap Option Plan") was replaced by an option granted under the 1997 Plan and each right to receive PIMCO Holdings units

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
    outstanding under the Oppenheimer Capital Amended and Restricted Unit Plan ("OpCap Rights Plan") was replaced by an award of deferred units under the 1997 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced.

      The 1997 Plan, and the awards thereunder other than those assumed from previously existing PIMCO Advisors and Oppenheimer Capital plans, are subject to the approval of the unitholders of PIMCO Holdings.

      Prior to the adoption of the 1997 Plan, PIMCO Advisors maintained a restricted unit plan and two unit options plans for the benefit of certain key employees. A total of 150,000 Class A limited partner units and 150,000 Class B limited partner units have been awarded under the plan. In addition, under the OpCap Rights Plan, approximately 2,177,000 Class A limited partner deferred units were awarded. Under these plans, units generally vest over a five-year period; however, accelerated vesting occurred in 1995 upon the departure of a key employee. The expense under these plans was approximately $3.8 million, $.8 million and $2.0 million during 1997, 1996 and 1995, respectively.

      In addition, PIMCO Advisors maintained two unit-option plans, which are described below. No compensation cost is recognized for these fixed unit option plans where the option price approximated the market price on the date of grant. Had compensation cost for PIMCO Advisors two unit option plans been determined based on the fair value at the grant dates, PIMCO Advisors net income and earnings per unit would have been reported as the pro forma amounts indicated below:

                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                          1997    1996   1995
                                                         ------- ------ ------
                                                         (DOLLARS IN MILLIONS,
                                                            EXCEPT PER UNIT
                                                               AMOUNTS)
     NET INCOME
         As reported.................................... $ 118.3 $ 91.1 $ 68.5
         Pro forma...................................... $ 116.5 $ 90.9 $ 68.4
     DILUTED NET INCOME PER UNIT
       Diluted net income per General Partner and Class
        A Limited Partner unit
         As reported.................................... $  1.45 $ 1.29 $ 1.16
         Pro forma...................................... $  1.43 $ 1.29 $ 1.16

      For the above disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yield of 7.3%, 7.7% and 3.5%; expected volatility of 21%, 14% and 10%; risk-free interest of 6.52%, 6.30% and 6.80%; and expected lives of 5, 6 and 7 years, respectively.

      The unit option plans were administered by the Unit Incentive Committee of the Management Board of PIMCO Advisors, which determines the key employees and the terms of the options to be granted. Under the 1993 Plan, PIMCO Advisors could grant options to its employees for up to 3,090,000 Class A units. Under the 1996 Plan, PIMCO Advisors could grant options to its employees for up to 10,000,000 Class B units. At December 31, 1997, there were 3,933,133 Class B Limited Partner unit options available for future grants. The expense under the option plans was approximately

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

    $4.4 million, $4.4 million and $4.7 million during 1997, 1996 and 1995, respectively. Under the 1996 Plan, the exercise price for each option reported herein has not been less than the average trading price of PIMCO Advisors units for the 20 trading day period prior to the grant date and each option's maximum term is 10 years. There was no material difference between the option price and the market price on the grant date. The outstanding options vest over a period of not more than five years and vested options are generally exercisable after January 1, 1998. As noted above, effective January 1, 1998, all such awards, and those under the OpCap Option Plan and OpCap Rights Plan, were assumed under the 1997 Plan. Following is a summary of the status of the awards under the unit option plans:

                                                      UNITS     RANGE PER UNIT
                                                    ---------  ----------------
      Outstanding, January 1, 1995................. 7,739,130  $ 2.425--$13.53
      Class A Limited Partner units exercised......  (103,000) $ 2.425--$ 4.85
      Class B Limited Partner units
        Granted....................................   109,000  $12.700--$14.68
        Cancelled..................................  (174,200)          $13.53
                                                    ---------
      Outstanding, December 31,1995................ 7,570,930  $ 2.425--$14.68
                                                    ---------
      Class B Limited Partner units
        Granted....................................   227,000  $17.72 --$18.81
        Cancelled..................................   (29,200) $12.78 --$13.53
                                                    ---------
      Outstanding, December 31,1996................ 7,768,730  $ 2.425--$18.81
                                                    ---------
      Class B Limited Partner units
        Granted....................................   794,600  $21.40 --$26.77
        Exercised..................................   (30,000)          $13.53
        Cancelled..................................  (212,720) $ 2.425--$22.87
      Assumed options.............................. 1,000,609  $12.35 --$21.63
                                                    ---------
      Outstanding, December 31,1997................ 9,321,219  $ 2.425--$26.77
                                                    =========
      Exercisable:
        Class A Limited Partner units..............   915,554           $ 2.425
        Class B Limited Partner units..............   200,000           $13.53
        Assumed options............................    89,339  $12.35 --$14.97
                                                    ---------
      Exercisable, December 31, 1997............... 1,204,893
                                                    =========

9. LONG TERM NOTES

  In connection with the OpCap Merger, as discussed in Note 1, PIMCO Advisors acquired Opgroup, the issuer of $230 million principal amount of notes. The notes are exchangeable into Class A limited partner units at $33 1/3 per unit. The notes bear interest at 6% per annum with a maturity date of December 1, 2037. As of December 31, 1997, approximately $146.9 million had been exchanged for approximately 4.4 million Class A limited partner units. At December 31, 1997, the outstanding balance on the notes was $83.1 million. Interest expense related to these notes was approximately $1.7 million in 1997.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

10. COMMITMENTS

  a. LEASE AGREEMENTS--PIMCO Advisors and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                                                               YEAR ENDING
                                                               DECEMBER 31,
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      1998...............................................        $ 6,776
      1999...............................................          6,054
      2000...............................................          5,207
      2001...............................................          4,302
      2002...............................................          4,092
      Thereafter.........................................          7,463
                                                                 -------
        Total............................................        $33,894
                                                                 =======

     Rent expense in connection with these agreements was approximately $4.6 million, $3.8 million and $3.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

  b. LETTER OF CREDIT--PIMCO Advisors is contingently liable for a letter of credit in the amount of approximately $665,000 related to PIMCO Advisors membership in an insurance program.

  c. REVOLVING LINE OF CREDIT--PIMCO Advisors has a $75 million, 4 year revolving credit facility, originated in April of 1996 and amended in November 1997. The facility permits short term borrowings at a floating rate of interest. The terms of the agreement include an interest coverage ratio, a fixed charge coverage ratio and a minimum operating cash flow ratio. At December 31, 1997, the balance outstanding was $30 million and PIMCO Advisors was in compliance with the required ratios.

11. NET CAPITAL

  PFD and OCC Distributors are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1997, PFD had net capital of $2.7 million, which was $1.7 million in excess of its required net capital of $1.0 million. PFD's net capital ratio was 5.32 to 1. At December 31, 1996, PFD had net capital of $3.1 million, which was $2.2 million in excess of its required net capital of $.9 million. PFD's net capital ratio was 3.73 to 1. At December 31, 1997, OCC Distributors had net capital of $1.0 million, which was $.9 million in excess of its required net capital of $.1 million. OCC Distributors' net capital ratio was
 .38 to 1.

12. INVESTMENT IN PARTNERSHIPS

  Included in investment in partnerships is an investment by StocksPLUS in StocksPLUS, L.P. StocksPLUS accounts for its investment in StocksPLUS, L.P. under the equity method because StocksPLUS is the general partner in, and exercises significant influence over the operating and financial policies of StocksPLUS, L.P. (Note 1). The underlying investments of StocksPLUS, L. P. are carried at fair value. StocksPLUS, L. P. has made its investments with the intent to have its performance exceed that of the S & P 500 Index.

  StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in "Short term investments" in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at fair value. The

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES
notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1997 and 1996, the notional amounts of futures contracts approximated $2.9 million and $2.9 million, respectively.

  Condensed financial information for StocksPLUS, L.P. is as follows:

SUMMARY OF FINANCIAL CONDITION

                                                          AS OF DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                                                         (DOLLARS IN THOUSANDS)
  ASSETS
    Investments at fair value.......................... $ 3,288,830 $ 2,306,673
    Other assets.......................................      24,845      26,481
                                                        ----------- -----------
      Total assets..................................... $ 3,313,675 $ 2,333,154
                                                        =========== ===========

  LIABILITIES AND PARTNERS' CAPITAL
    Liabilities.......................................... $  222,738 $  136,880
    StocksPLUS' Partner Capital..........................      2,915      2,629
    Limited Partners' Capital............................  3,088,022  2,193,645
                                                          ---------- ----------
      Total liabilities and partners' capital............ $3,313,675 $2,333,154
                                                          ========== ==========

SUMMARY OF OPERATIONS

                                                      FOR THE YEARS ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
  Net trading gains on futures.................... $575,696  $292,185  $326,096
  Net gain in fair value of securities............   13,140    12,040    31,266
  Interest income.................................  164,175   126,535    92,260
  Fees and commissions............................   (6,119)   (4,631)   (3,822)
                                                   --------  --------  --------
    Net income.................................... $746,892  $426,129  $445,800
                                                   ========  ========  ========

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

13. CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The quarterly results for the periods indicated were as follows:

                                   THREE
                                   MONTHS   THREE                     THREE
                                   ENDED    MONTHS   THREE MONTHS     MONTHS
                                   MARCH    ENDED        ENDED        ENDED
                                    31,    JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                    1997     1997        1997          1997
                                  -------- --------  ------------- ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT
                                                    AMOUNTS)
Revenues......................... $103,898 $117,192    $126,368      $174,111
Expenses.........................   80,156   89,879      93,536       137,200
                                  -------- --------    --------      --------
Income before taxes..............   23,742   27,313      32,832        36,911
Income tax expense...............      553     (101)        773         1,243
                                  -------- --------    --------      --------
Net income....................... $ 23,189 $ 27,414    $ 32,059      $ 35,668
                                  ======== ========    ========      ========
Diluted net income per General
 Partner and Class A Limited
 Partner unit.................... $   0.32 $   0.34    $   0.40      $   0.39
                                  ======== ========    ========      ========
Closing market price per Class A
 Limited Partner unit
  Low............................ $ 20.750 $ 21.250    $ 24.625      $ 30.000
                                  ======== ========    ========      ========
  High........................... $ 26.125 $ 25.750    $ 31.438      $ 34.313
                                  ======== ========    ========      ========
                                   THREE
                                   MONTHS   THREE                     THREE
                                   ENDED    MONTHS   THREE MONTHS     MONTHS
                                   MARCH    ENDED        ENDED        ENDED
                                    31,    JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                                    1996     1996        1996          1996
                                  -------- --------  ------------- ------------
                                     (DOLLARS IN THOUSANDS, EXCEPT PER UNIT
                                                    AMOUNTS)
Revenues......................... $ 91,220 $ 98,842    $ 97,099      $104,863
Expenses.........................   71,468   74,827      73,131        80,269
                                  -------- --------    --------      --------
Income before taxes..............   19,752   24,015      23,968        24,594
Income tax expense...............      389      207         238           367
                                  -------- --------    --------      --------
Net income....................... $ 19,363 $ 23,808    $ 23,730      $ 24,227
                                  ======== ========    ========      ========
Diluted net income per General
 Partner and Class A Limited
 Partner unit.................... $   0.31 $   0.33    $   0.32      $   0.33
                                  ======== ========    ========      ========
Closing market price per Class A
 Limited Partner unit
  Low............................ $ 20.625 $ 20.250    $ 20.250      $ 19.625
                                  ======== ========    ========      ========
  High........................... $ 23.250 $ 22.000    $ 22.750      $ 23.625
                                  ======== ========    ========      ========

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The General Partners of
Oppenheimer Capital

  In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in partners' capital and cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at December 31, 1997 and April 30, 1997 and 1996, and the results of their operations and their cash flows for the eight month period ended December 31, 1997 and for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

New York, New York
January 30, 1998

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    APRIL 30,
                                                                 ---------------
                                                    DECEMBER 31,
                                                        1997      1997    1996
                                                    ------------ ------- -------
                                                       (DOLLARS IN THOUSANDS)
                      ASSETS
Current assets:
  Cash and short term investments.................    $19,644    $27,123 $19,744
  Investment management fees receivable...........     55,616     52,357  43,016
  Investments in affiliated mutual funds and other
   sponsored investment products..................      3,304      4,347   4,644
                                                      -------    ------- -------
    Total current assets..........................     78,564     83,827  67,404
Furniture, equipment and leasehold improvements at
 cost less accumulated depreciation and
 amortization of $3,288; $2,812 and $2,179........      3,885      3,795   3,515
Intangible assets, less accumulated amortization
 of $1,030; $565 and $377.........................      1,170      1,511   1,699
Other non current assets..........................      2,617      3,886   3,720
                                                      -------    ------- -------
TOTAL ASSETS......................................    $86,236    $93,019 $76,338
                                                      =======    ======= =======
        LIABILITIES, MINORITY INTEREST AND
                PARTNERS' CAPITAL
Accrued employee compensation and benefits........    $17,820    $13,914 $12,873
Accrued expenses and other liabilities............     11,556      8,880   7,168
Note payable......................................        --         400     800
Deferred investment management fees...............      9,278      4,532   2,870
Distribution payable to partners..................        --      25,318  17,751
                                                      -------    ------- -------
Total liabilities.................................     38,654     53,044  41,462
                                                      -------    ------- -------
Minority interest.................................        213        277     174
Partners' Capital.................................     47,369     39,698  34,702
                                                      -------    ------- -------
TOTAL LIABILITIES, MINORITY INTEREST AND PARTNERS'
 CAPITAL..........................................    $86,236    $93,019 $76,338
                                                      =======    ======= =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                        FOR THE
                                      EIGHT MONTHS FOR THE YEARS ENDED APRIL
                                         ENDED                30,
                                      DECEMBER 31, ----------------------------
                                          1997       1997      1996      1995
                                      ------------ --------  --------  --------
                                              (DOLLARS IN THOUSANDS)
REVENUES
  Investment management fees.........   $144,790   $175,814  $151,269  $119,194
  Net distribution assistance and
   commission income.................      2,992      4,910     6,051    10,443
  Interest and dividends.............      1,155      1,250       895       275
                                        --------   --------  --------  --------
    Total revenues...................    148,937    181,974   158,215   129,912
                                        --------   --------  --------  --------
EXPENSES
  Compensation and benefits..........     66,312     77,664    68,781    55,367
  Occupancy..........................      4,713      6,572     6,873     6,436
  General and administrative.........      8,753     12,494    12,293    10,652
  Promotional........................      4,173      6,334     7,604    10,611
                                        --------   --------  --------  --------
    Total expenses...................     83,951    103,064    95,551    83,066
                                        --------   --------  --------  --------
OPERATING INCOME.....................     64,986     78,910    62,664    46,846
  Gain on Quest sales................      4,374      2,806    27,725       --
                                        --------   --------  --------  --------
INCOME BEFORE INCOME TAX EXPENSE AND
 MINORITY INTEREST...................     69,360     81,716    90,389    46,846
  Income tax expense ................      2,985      3,198     3,627     1,201
                                        --------   --------  --------  --------
INCOME BEFORE MINORITY INTEREST......     66,375     78,518    86,762    45,645
  Minority interest..................       (251)      (254)     (452)      --
                                        --------   --------  --------  --------
NET INCOME...........................   $ 66,124   $ 78,264  $ 86,310  $ 45,645
                                        ========   ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)

BALANCE AT MAY 1, 1994................................................ $ 12,452
  Net income..........................................................   45,645
  Amortization of restricted unit compensation expense................    1,280
  Distributions declared to partners:
    Oppenheimer Financial Corp........................................  (14,313)
    Oppenheimer Capital, L.P..........................................  (30,690)
  Contributions by Oppenheimer Capital, L.P...........................       86
                                                                       --------
BALANCE AT APRIL 30, 1995.............................................   14,460
  Net income..........................................................   86,310
  Amortization of restricted unit compensation expense................    1,691
  Distributions declared to partners:
    Oppenheimer Financial Corp........................................  (22,247)
    Oppenheimer Capital, L.P..........................................  (45,812)
  Contributions by Oppenheimer Capital, L.P...........................      300
                                                                       --------
BALANCE AT APRIL 30, 1996.............................................   34,702
  Net income..........................................................   78,264
  Amortization of restricted unit compensation expense................    2,209
  Distributions declared to partners:
    Oppenheimer Financial Corp........................................  (24,707)
    Oppenheimer Capital, L.P..........................................  (51,300)
  Contributions by Oppenheimer Capital, L.P...........................      530
                                                                       --------
BALANCE AT APRIL 30, 1997.............................................   39,698
  Net income..........................................................   66,124
  Amortization of restricted unit compensation expense................    2,677
  Distributions declared to partners:
    Oppenheimer Financial Corp........................................  (17,624)
    Oppenheimer Capital, L.P..........................................  (36,752)
    Value Advisors LLC................................................   (7,447)
    PIMCO Advisors L.P................................................      (58)
  Contributions by Oppenheimer Capital, L.P...........................      751
                                                                       --------
BALANCE AT DECEMBER 31, 1997.......................................... $ 47,369
                                                                       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 FOR THE EIGHT
                                 MONTHS ENDED
                                 DECEMBER 31,  FOR THE YEARS ENDED APRIL 30,
                                 ------------- -------------------------------
                                     1997        1997       1996       1995
                                 ------------- ---------  ---------  ---------
                                           (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income.....................    $ 66,124    $  78,264  $  86,310  $  45,645
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Amortization of restricted
  unit compensation............       3,808        2,209      1,691      1,280
 Depreciation and
  amortization.................         623        1,019      2,413      1,082
 Minority interest, net of
  distributions................         (64)         103         87         62
 Change in operating assets
  and liabilities:
   Change in investment
    management fees receivable.      (3,259)      (9,341)    (9,839)    (4,517)
   Change in other assets......         731         (182)    (1,195)     1,300
   Change in accrued employee
    compensation and benefits..       3,906        1,041      4,549      1,637
   Change in accrued expenses
    and other liabilities......       2,676        1,712        290      2,144
   Change in deferred
    investment management fees.       4,746        1,662      1,154         93
                                   --------    ---------  ---------  ---------
Net cash provided by operating
 activities....................      79,291       76,487     85,460     48,726
                                   --------    ---------  ---------  ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Purchases of fixed assets......        (566)      (1,111)      (498)    (1,634)
Intangible assets resulting
 from acquisitions.............        (500)         --         --      (1,689)
Proceeds from sales of mutual
 funds shares and other
 investments...................       1,485        3,132      7,296      2,048
Purchases of mutual funds
 shares and other investments..        (340)      (2,819)    (7,844)    (4,384)
                                   --------    ---------  ---------  ---------
Net cash provided by (used in)
 investing activities..........          79         (798)    (1,046)    (5,659)
                                   --------    ---------  ---------  ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net (repayments of) proceeds
 from bank loans...............         --           --      (9,182)     6,446
Issuance (repayment) of note
 payable.......................        (400)        (400)      (400)     1,200
Distributions to partners:
 Oppenheimer Financial Corp....     (25,853)     (22,280)   (21,187)   (14,898)
 Oppenheimer Capital, L.P......     (53,842)     (46,160)   (43,415)   (30,995)
 Value Advisors LLC............      (7,447)         --         --         --
 PIMCO Advisors L.P............         (58)         --         --         --
Contributions by Oppenheimer
 Capital, L.P..................         751          530        300         86
                                   --------    ---------  ---------  ---------
Net cash (used in) financing
 activities....................     (86,849)     (68,310)   (73,884)   (38,161)
                                   --------    ---------  ---------  ---------
Net increase (decrease) in cash
 and short term investments....      (7,479)       7,379     10,530      4,906
Cash and short term investments
 at beginning of period........      27,123       19,744      9,214      4,308
                                   --------    ---------  ---------  ---------
CASH AND SHORT TERM INVESTMENTS
 AT END OF PERIOD..............    $ 19,644    $  27,123  $  19,744  $   9,214
                                   ========    =========  =========  =========
SUPPLEMENTAL DISCLOSURES
 Interest paid.................    $     45    $     112  $     638  $     738
                                   ========    =========  =========  =========
 New York City unincorporated
  business tax paid............    $  1,730    $   3,376  $   3,701  $   1,049
                                   ========    =========  =========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. ORGANIZATION AND CONSOLIDATION--Oppenheimer Capital is a general partnership wholly owned by PIMCO Advisors L.P. ("PIMCO Advisors") directly and indirectly through PIMCO Advisors wholly owned subsidiary Value Advisors LLC. Oppenheimer Capital is a registered investment adviser and is part of an affiliated group of companies operating in the financial services industry.

     The consolidated financial statements include the accounts of Oppenheimer Capital and its subsidiaries, Opcap Advisors, OCC Distributors ("Distributors") and 225 Liberty Street Advisers, L.P. (formerly AMA Investment Advisers, L.P.) (collectively, the
     "Subpartnerships"), Oppenheimer Capital Limited and Oppenheimer Capital Trust Company. All material intercompany balances and transactions have been eliminated in consolidation.

  b. CASH AND SHORT TERM INVESTMENTS--Short term investments are recorded at cost, which approximates market value, and include holdings in money market mutual funds and highly-liquid investments with maturities of three months or less.

  c. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS--Furniture and equipment are depreciated on a straight-line basis over five to seven year periods. Amortization of leasehold improvements is on a straight-line basis over the lesser of their economic useful life or the term of the lease.

  d. INVESTMENT MANAGEMENT FEES--Investment management fees are based on written contracts and are generally computed on the net assets of the managed accounts and recognized in the period earned.

  e. STATEMENTS OF CASH FLOWS--For purposes of reporting cash flows, cash and short term investments include highly liquid investments with maturities of three months or less.

  f. INTANGIBLE ASSETS--Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows. At December 31, 1997 and April 30, 1997, 1996 and 1995, Oppenheimer Capital determined that there was no impairment of intangible assets.

  g. USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2. SALE OF OPFIN INTEREST

  On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interest in PIMCO Holdings L.P. ("PIMCO Holdings") (formerly, Oppenheimer Capital, L.P.). In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner for $80,000, its approximate book value. The purchase method of accounting was used by PIMCO Advisors to record the acquisition of Opgroup.

  On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. The transaction was accounted for at book value of PIMCO Advisors, as a transaction between related parties.

  On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings general partner interest in PIMCO Advisors increased to approximately 43%. Concurrently, PIMCO Holdings New York Stock Exchange trading symbol was changed from "OCC" to "PA".

3. LONG TERM LEASE COMMITMENTS

  Oppenheimer Capital occupies office premises at various locations, including the Oppenheimer Tower under an agreement to sublease with CIBC Oppenheimer Corp., ("Opco"), a broker-dealer which was affiliated with Oppenheimer Capital until November 4, 1997. Oppenheimer Capital's lease commitments for office space under operating leases having noncancelable lease terms in excess of one year provide for the following minimum annual rentals:

                                                               YEAR ENDING
                                                               DECEMBER 31,
                                                          ----------------------
                                                          (DOLLARS IN THOUSANDS)
      1998...............................................        $ 4,140
      1999...............................................          4,140
      2000...............................................          4,140
      2001...............................................          3,387
      2002...............................................          3,554
      Thereafter.........................................          7,130
                                                                 -------
      Total..............................................        $26,491
                                                                 =======

  The agreements expire at various dates through the calendar year ending December 31, 2005 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the eight month period ended December 31, 1997 was $3,785,000, and for the years ended April 30, 1997, 1996 and 1995 was $5,046,000, $5,348,000 and $5,100,000,
respectively.

4. COMPENSATION PLANS

  Oppenheimer Capital has established a Restricted Unit Plan and a Restricted Option Plan (the "OpCap Plans") for the benefit of certain key employees. Pursuant to the OpCap Plans, an eligible employee is granted the right to receive a number of units of PIMCO Holdings or, in certain cases after December 31, 1997, PIMCO Advisors, at no cost to the employee ("Rights"), in the case of the Restricted Unit Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. Obligations under the OpCap Plans have been assumed by PIMCO Advisors and PIMCO Holdings effective January 1, 1998. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. A total of 6,304,250 restricted units and/or restricted options have been authorized under the OpCap Plans. The following table shows the Rights granted and the Options granted with exercise prices of $12.35 to $21.63 (all reflective of a 1.67 for 1 split effective December 1, 1997) at December 31, 1997. As a result of the grant of Rights, Oppenheimer Capital recorded

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES
deferred restricted unit compensation expense in partners' capital of $8,574,000 for the eight month period ended December 31, 1997 and $5,977,000, $4,738,000 and $343,000 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively, which amounts are amortized over a five year period. In addition, approximately $67.8 million was recorded as deferred compensation expense in partners' capital of PIMCO Advisors for special grants made in November of 1997 associated with the completion of sale of the Opfin interest. Amortization of $2,677,000 for the eight month period ended December 31, 1997 and $2,209,000, $1,691,000, and $1,280,000 for the fiscal years ended April 30, 1997, 1996 and 1995, respectively, has been recorded. This amortization results in a charge to compensation and benefits and a corresponding credit to partners' capital.

                                         RIGHTS      OPTIONS
                                       OUTSTANDING OUTSTANDING PRICE PER OPTION
                                       ----------- ----------- ----------------
BALANCES AT APRIL 30, 1994............    539,326     236,307  $ 6.811--$16.841
  Rights granted......................     27,221
  Rights cancelled....................     (5,566)
  Units issued with respect to Rights.   (147,239)
  Options granted.....................                234,635  $14.147--$14.895
  Options exercised...................                 (9,187) $ 6.811--$14.296
  Options canceled....................                (16,144) $ 6.811--$14.970
                                        ---------   ---------
BALANCES AT APRIL 30, 1995............    413,742     445,611  $ 8.084--$16.841
  Rights granted......................    314,862
  Rights cancelled....................    (13,916)
  Units issued with respect to Rights.   (172,344)
  Options granted.....................                255,510           $12.425
  Options exercised...................                (25,105) $ 8.084--$14.970
  Options canceled....................                (50,656) $12.350--$14.970
                                        ---------   ---------
BALANCES AT APRIL 30, 1996............    542,344     625,360  $10.853--$16.841
  Rights granted......................    346,553
  Rights cancelled....................    (23,562)
  Units issued with respect to Rights.   (160,071)
  Options granted.....................                281,395  $17.590--$20.210
  Options exercised...................                (37,851) $10.853--$17.590
  Options canceled....................                (40,080) $12.425--$17.590
                                        ---------   ---------
BALANCES AT APRIL 30, 1997............    705,264     828,824  $10.853--$20.210
  Rights granted......................  2,553,453
  Rights cancelled....................     (5,979)
  Units issued with respect to Rights.    (48,888)
  Options granted.....................                283,900           $21.632
  Options exercised...................                (92,075) $10.853--$14.970
  Options canceled....................                (20,040) $12.425--$17.590
                                        ---------   ---------
BALANCES AT DECEMBER 31, 1997.........  3,203,850   1,000,609  $12.350--$21.632
                                        =========   =========

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

  No compensation cost is recognized in the consolidated statements of operations for Options granted under the OpCap Plans because the exercise price of the Options approximates the market price of the units on the date of grant. Had compensation cost for the Options been recognized based on the fair value of the Options at the date of the grant, Oppenheimer Capital's net income would have been reported as the pro forma amounts indicated below:

                                                      FOR THE
                                                    EIGHT MONTHS  FOR THE YEARS
                                                       ENDED     ENDED APRIL 30,
                                                    DECEMBER 31, ---------------
                                                        1997      1997    1996
                                                    ------------ ------- -------
                                                       (DOLLARS IN THOUSANDS)
      NET INCOME
        As reported................................   $66,124    $78,264 $86,310
        Pro forma..................................   $66,017    $78,098 $86,248

  For the purpose of the above disclosure, the fair value of each Option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the eight month period ended December 31, 1997 and for the fiscal years ended April 30, 1997 and 1996, respectively: distribution yield of 5.8%, 7.3% and 8.0%; expected volatility of 19%, 21% and 22%; risk-free interest rate of 6.62%, 6.36% and 6.96%; and expected life of 6, 6 and 7 years.

5. TRANSACTIONS WITH AFFILIATED COMPANIES

  a. CASH AND SHORT TERM INVESTMENTS--Oppenheimer Capital invests excess funds in OCC Cash Reserves Primary Portfolio, a money market fund managed by OpCap Advisors. Included in cash and short term investments at December 31, 1997, April 30, 1997 and April 30, 1996 was $2,685,000,
     $1,567,000 and $1,675,000, respectively, invested in this fund. Also included in cash and short term investments at April 30, 1997 and 1996 was $35,000 and $275,000, respectively, on deposit with Opco.

  b. INVESTMENTS IN AFFILIATED MUTUAL FUNDS AND OTHER SPONSORED INVESTMENT PRODUCTS--Investments in affiliated mutual funds and other sponsored investment products are carried at market value.

  c. DISTRIBUTION ASSISTANCE FEES AND EXPENSES--Oppenheimer Capital receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales-related services in rendering distribution assistance. Payments to Opco for the Quest for Value equity and fixed income mutual funds for the years ended April 30, 1996 and 1995 were recorded as distribution assistance expenses and for financial statement purposes were netted against distribution assistance fees (see note 7). Payments to Opco for OCC Cash Reserves are netted against investment management fees. During the eight month period ended December 31, 1997, such payments to Opco totaled $4,602,000, and totaled $8,902,000, $9,522,000 and $8,496,000 for the years ended April 30, 1997, 1996 and 1995, respectively.

  d. AFFILIATED MUTUAL FUNDS AND COMMINGLED PRODUCTS--INVESTMENT MANAGEMENT FEES--Oppenheimer Capital provides investment management services to affiliated mutual funds and other commingled products. For the eight month period ended December 31, 1997 the amount earned for these services totaled $9,797,000, and for the years ended April 30, 1997, 1996 and 1995 the amounts totaled $15,382,000, $22,778,000 and
     $23,088,000, respectively.

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

6. INCOME TAXES

  Although Oppenheimer Capital is not otherwise subject to federal, state, or local income taxes, it was subject to New York City unincorporated business tax of $2,906,000 for the eight month period ended December 31, 1997, and $3,143,000, $3,667,000 and $1,201,000, respectively, for the years ended April 30, 1997, 1996 and 1995.

  A domestic corporate subsidiary of Oppenheimer Capital is subject to federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

7. GAIN ON QUEST SALE

  On November 22, 1995, Oppenheimer Capital sold the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to Oppenheimer Capital. In fiscal 1997 and 1996, Oppenheimer Capital received payments of $3.8 million and $41.7 million, respectively, related to the sale, and recognized pre-tax gains of $2.8 million and $27.7 million, respectively.

8. GAIN ON DUAL PURPOSE SALE

  On July 18, 1997, Oppenheimer Capital completed the sale of the investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund to OFI. Oppenheimer Capital received a payment of $7.0 million and recorded a pre-tax gain of $4.4 million.

9. SALE OF AMA LICENSE

  On May 12, 1997, Oppenheimer Capital sold its exclusive license to market financial products to members of the American Medical Association for $1 million. The proceeds received from this transaction were used to purchase the remaining 19.9% interest of AMA Advisers, L.P. not owned by Oppenheimer Capital and Opfin, and to repay the balance of the original acquisition debt incurred to purchase AMA Advisers, L.P. AMA Advisers, L.P. has been renamed 225 Liberty Street Advisers, L.P.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF PIMCO HOLDINGS

  The PIMCO Holdings Partnership Agreement provides that PIMCO Holdings is managed by its general partner, PIMCO Partners, G.P. ("PGP"). PGP has delegated the day to day management of PIMCO Holdings to a Management Board which has appointed executive officers of PIMCO Holdings. The board members and executive officers of PIMCO Holdings are comprised of the following persons, who also serve as executive officers of PIMCO Advisors:

               NAME              AGE                  POSITIONS
               ----              ---                  ---------
   William D. Cvengros.........   49 Board Member and Chief Executive Officer
   Kenneth M. Poovey...........   66 Board Member, Chief Operating Officer and
                                     General Counsel
   Robert M. Fitzgerald........   46 Board Member, Senior Vice President and
                                     Chief Financial Officer
   James G. Ward...............   43 Senior Vice President and Director of
                                     Human Resources
   Richard M. Weil.............   34 Senior Vice President and Secretary

  Biographical information with respect to the above-listed individuals is set forth below. Because the sole business of PIMCO Holdings is that of owning PIMCO Advisors units, information relating to the management of PIMCO Advisors is set forth below.

MANAGEMENT OF PIMCO ADVISORS

  PIMCO Advisors is managed by its general partners, PGP and PIMCO Holdings. PGP has direct control of PIMCO Holdings, and therefore controls PIMCO Advisors. The general partners have the equal right, power and authority to manage and control the business and affairs of PIMCO Advisors and, except as otherwise provided in the PIMCO Advisors Partnership Agreement, may take any action deemed necessary or desirable by them in connection with the business of PIMCO Advisors. Any difference arising as to any action connected with the business of PIMCO Advisors, other than those requiring the unanimous consent of the general partners, is decided by the general partners holding a majority of the outstanding general partner units.

  While the general partners must pursuant to the PIMCO Advisors Partnership Agreement retain and exercise certain powers, generally relating to extraordinary transactions or events, the general partners have delegated all other management and control of PIMCO Advisors to a 16 member management board (the "PIMCO Advisors Management Board"), comprised of the Chief Executive Officer of PIMCO Advisors, representatives of the general partners, representatives of the investment management subsidiaries, and three "disinterested" members not otherwise affiliated with PIMCO Advisors or the general partners. The PIMCO Advisors Management Board generally acts by majority vote, however, certain significant actions require a three-quarters majority vote. The delegation to the PIMCO Advisors Management Board may be revoked by the general partners (by PGP as the controlling general partner) at any time.

  The PIMCO Advisors Management Board has, in turn, constituted a five member Executive Committee and delegated to it much of the functions of the PIMCO Advisors Management Board. In addition, PIMCO Advisors has an Audit Committee, a Compensation Committee, a Nominating Committee and a Unit Incentive Committee, each comprised of members of the PIMCO Advisors Management Board.

  The members of the PIMCO Advisors Management Board, the Executive Committee and the executive officers of PIMCO Advisors are as set forth below. The initial terms of all PIMCO Advisors Management Board members expire on April 30, 1999. PIMCO Advisors Management Board members thereafter will be appointed to one year terms.

             NAME            AGE                  POSITIONS
             ----            ---                  ---------
   Walter E. Auch, Sr.......  76 Board Member
   David B. Breed...........  50 Board Member
   Donald A. Chiboucas......  53 Board Member
   William D. Cvengros......  49 Board Member, Chief Executive Officer,
                                 Executive Committee Member
   Walter B. Gerken.........  75 Board Member and Chairman
   William H. Gross.........  53 Board Member
   Brent R. Harris..........  38 Board Member, Executive Committee Member
   Donald R. Kurtz..........  67 Board Member
   George A. Long...........  56 Board Member, Executive Committee Member
   James F. McIntosh........  57 Board Member
   Kenneth H. Mortenson.....  51 Board Member
   William F. Podlich, III..  53 Board Member
   Glenn S. Schafer.........  48 Board Member, Executive Committee Member
   Thomas C. Sutton.........  55 Board Member
   William S. Thompson, Jr..  52 Board Member, Executive Committee Member
   Benjamin L. Trosky.......  37 Board Member
   Kenneth M. Poovey........  66 Chief Operating Officer and General Counsel
   Stephen J. Treadway......  50 Executive Vice President
   Robert M. Fitzgerald.....  46 Senior Vice President and Chief Financial
                                 Officer
   Ernest L. Schmider.......  40 Senior Vice President
   James G. Ward............  43 Senior Vice President and Director of Human
                                 Resources
   Richard M. Weil..........  34 Senior Vice President and Secretary

  Set forth below is certain biographical information with respect to the persons who are the members of the PIMCO Advisors Management Board or who serve as executive officers of PIMCO Advisors or PIMCO Holdings:

  Walter E. Auch, Sr. Mr. Auch has served as a member of the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee and Unit Incentive Committee since November 1994. He currently is a management consultant. Mr. Auch was a Director of Thomson Advisory Group, Inc. ("TAG"), the former general partner of PIMCO Advisors from October 1990 until November 1994. He was previously the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 to 1986. He is also a Director of Geotek Industries, Inc., Fort Dearborn Fund, Shearson VIP Fund, Shearson Advisors Fund, Shearson TRAK Fund, Banyan Strategic Land Trust, Banyan Strategic Land Fund II, Banyan Mortgage Investment Fund, Express American Holding Corporation and Nicholas/Applegate Funds.

  David B. Breed. Mr. Breed has served as a member of PIMCO Advisors Management Board and the Chief Executive Officer and a Managing Director of Cadence since the consolidation of Pacific Financial Asset Management Corporation and TAG LP in November 1994 (the "Consolidation"). From February 1988 to July 1993, he was a Managing Director and Director of Cadence Capital Management Corporation, and he was Chief Executive Officer and Chief Investment Officer thereof until November 1994.

  Donald A. Chiboucas. Mr. Chiboucas has served as a member of the PIMCO Advisors Management Board and the President and a Managing Director of Columbus Circle Investors since the Consolidation in

November 1994. Mr. Chiboucas was Senior Executive Vice President of TAG and PIMCO Advisors, a member of PIMCO Advisors Executive Operating Committee and President of Columbus Circle Investors from October 1990 until November 1994.

  William D. Cvengros. Mr. Cvengros serves as Chief Executive Officer and a member of the Management Board of PIMCO Holdings and PIMCO Advisors and is currently a member of the Executive Committee of the Management Board. He has served in his positions with PIMCO Advisors since the Consolidation in November 1994, and in his positions with PIMCO Holdings since November 1997. He was associated with Pacific Life Insurance Company from 1972 to November 1994, most recently as Vice Chairman and Chief Investment Officer. He is a Director of Furon Corporation and Remedy Temp.

  Robert M. Fitzgerald. Mr. Fitzgerald serves as Senior Vice President, Chief Financial Officer and Chief Accounting Officer of PIMCO Holdings and PIMCO Advisors, and as a member of the Management Board of PIMCO Holdings. He has served in his positions with PIMCO Advisors since February 1995, and in his positions with PIMCO Holdings since November 1997. From April 1994 through January 1995, he served as a consultant to various companies, including Pacific Investment Management Company. From October 1991 until April 1994, he served in various senior executive positions, including President, at Mechanics National Bank.

  Walter B. Gerken. Mr. Gerken has served as Chairman of the PIMCO Advisors Management Board since the Consolidation in November 1994. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Life Insurance Company.

  William H. Gross. Mr. Gross has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee of the Management Board. Mr. Gross joined Pacific Investment Management Company in June 1971, and has served there as a Managing Director since February 1982.

  Brent R. Harris. Mr. Harris has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Executive Committee of the Management Board. Mr. Harris joined Pacific Investment Management Company in June 1985, and has served there as a Managing Director since April 1993. Mr. Harris is Chairman and Director of the PIMCO Commercial Mortgage Securities Trust, Inc.

  Donald R. Kurtz. Mr. Kurtz has served on the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee, Nominating Committee and Unit Incentive Committee since the Consolidation in November 1994. Mr. Kurtz was a Director of Thomson Advisory Group, Inc. from May 1992 until November 1994. From December 1994 until October 1995, he was acting Managing Director of Domestic Equity Investments at General Motors Investment Management Corp. Prior thereto, he served as Vice President or Director, Internal Asset Management at General Motors Investment Management Corp. from January 1990.

  George A. Long. Mr. Long has served as a member of the PIMCO Advisors Management Board since November 1997 and is currently a member of the Executive Committee of the Management Board. He also has served as the Chairman and Chief Executive Officer of Oppenheimer Capital since July 1997, the President of Oppenheimer Capital since May 1996 and the Chief Investment Officer of Oppenheimer Capital since 1987. Mr. Long has been a Managing Director of Oppenheimer Capital since 1992.

  James F. McIntosh. Mr. McIntosh has served as a member of the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee, Compensation Committee and Unit Incentive Committee since the Consolidation in November 1994. He is currently the Executive Director of Allen, Matkins, Leck, Gamble & Mallory LLP, a law firm, which position he has held from October 1994. From January 1981 to October 1994, he was Executive Director of Paul, Hastings, Janofsky & Walker LLP, a law firm.

  Kenneth H. Mortenson. Mr. Mortenson has served as a member of the PIMCO Advisors Management Board since November 1997. He is a Managing Director of Oppenheimer Capital, a position that he has held since 1987.

  William F. Podlich, III. Mr. Podlich has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Nominating Committee of the Management Board. Mr. Podlich joined Pacific Investment Management Company in August 1969, and has served there as a Managing Director since 1982.

  Kenneth M. Poovey. Mr. Poovey serves as Chief Operating Officer and General Counsel of PIMCO Holdings and PIMCO Advisors, and as a member of the Management Board of PIMCO Holdings. Mr. Poovey has served as Chief Operating Officer of PIMCO Holdings and PIMCO Advisors since January 1998, as General Counsel and a member of the Management Board of PIMCO Holdings since November 1997 and as General Counsel of PIMCO Advisors since November 1994. Mr. Poovey was a partner with the law firm of Latham & Watkins from 1980 to March 1997.

  Glenn S. Schafer. Mr. Schafer has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Executive Committee of the Management Board. He currently serves as a Director and the President of Pacific Life Insurance Company. Mr. Schafer was the Executive Vice President and Chief Financial Officer of Pacific Life Insurance Company from April 1991 until January 1995.

  Ernest L. Schmider. Mr. Schmider has served as Senior Vice President of PIMCO Advisors since January 1998. Mr. Schmider joined Pacific Investment Management Company in March 1994, where he served as Senior Vice President until his appointment to Executive Vice President and Chief Administrative Officer in April 1997. Mr. Schmider was affiliated with the law firm of Latham & Watkins from 1983 to 1994.

  Thomas C. Sutton. Mr. Sutton has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee and Nominating Committee of the Management Board. Mr. Sutton has been the Chairman and Chief Executive Officer of Pacific Life Insurance Company since January 1990. Mr. Sutton is also a Director of Edison International, Newhall Land and Farming Company and The Irvine Company.

  William S. Thompson, Jr. Mr. Thompson has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee, Nominating Committee and Executive Committee of the Management Board. Mr. Thompson joined Pacific Investment Management Company in April 1993, where he has served as a Managing Director and Chief Executive Officer since that time. Mr. Thompson is Director of Spieker Properties, a real estate investment trust.

  Stephen J. Treadway. Mr. Treadway has served as an Executive Vice President of PIMCO Advisors, Chairman and President of PIMCO Funds Distributors LLC since joining PIMCO Advisors in May 1996. Prior thereto, he was associated with Smith Barney, Inc. for eighteen years and served in various senior positions, including Executive Vice President.

  Benjamin L. Trosky. Mr. Trosky has served as a member of the PIMCO Advisors Management Board since December 1997. Mr. Trosky joined Pacific Investment Management Company in October 1990, and has served there as a Managing Director since February 1996.

  James G. Ward. Mr. Ward is Senior Vice President and Director of Human Resources of PIMCO Holdings and PIMCO Advisors. Mr. Ward has served in his positions at PIMCO Holdings and PIMCO Advisors since November 1997 and April 1995, respectively. Prior to that time, he served as Vice President and Director of Human Resources for Pacific Investment Management Company, a position he held beginning October 1994. From November 1987 through October 1994, he served as Vice President and Director of Human Resources for Salomon Brothers Inc.

  Richard M. Weil. Mr. Weil is Senior Vice President and Secretary of PIMCO Holdings and PIMCO Advisors. Mr. Weil has served as an officer of PIMCO Advisors since joining PIMCO Advisors in March 1996, and as an officer of PIMCO Holdings since November 1997. Mr. Weil was a Vice President in the Global Asset Management Group of Bankers Trust Company from December 1994 through February 1996 and was associated with the law firm of Simpson, Thatcher & Bartlett from September 1989 through November 1994.

ITEM 11. EXECUTIVE COMPENSATION

  Prior to November 1997, PIMCO Holdings did not have any employees. During such time, the officers of Oppenheimer Capital performed the management functions on behalf of PIMCO Holdings. The current executive officers of PIMCO Holdings are also executive officers of PIMCO Advisors. The compensation of the executive officers will be allocated between PIMCO Advisors and PIMCO Holdings based on the amount of services provided to each entity. The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1997 for services rendered to PIMCO Advisors in all capacities by the Chief Executive Officer of PIMCO Holdings and each of the four most highly compensated executive officers of PIMCO Holdings or PIMCO Advisors (the "Named Executive Officers"):

                                                                           LONG-TERM
                                                                      COMPENSATION AWARDS
                                                                     ------------------------
                              ANNUAL COMPENSATION                    RESTRICTED   SECURITIES      ALL
                            --------------------------- OTHER ANNUAL    UNIT      UNDERLYING     OTHER
  NAME AND PRINCIPAL              SALARY       BONUS    COMPENSATION   AWARDS     OPTIONS/UAR COMPENSATION
  UNDERLYING POSITION(1)    YEAR   ($)          ($)         ($)         ($)           (#)         ($)
  ----------------------    ---- --------    ---------- ------------ ----------   ----------- ------------
  William D. Cvengros.....  1997 $500,000    $1,200,000    $9,500(2)       --           --     $    3,324(3)
   Chief Executive Officer  1996  500,000       950,000     9,500(2)       --           --          3,444(3)
                            1995  500,000       800,000     4,600          --           --            --
  Kenneth M. Poovey.......  1997 $225,000(4)        --        --      $756,250(5)    50,000    $1,101,202(3)(6)
   Chief Operating Officer  1996      --            --        --           --           --            --
   and General Counsel      1995      --            --        --           --           --            --
  Stephen J. Treadway.....  1997 $309,000(7) $  500,000       --           --           --     $  303,324(3)(6)
   Executive Vice           1996  196,730(4)    250,000       --      $562,500(5)   100,000       303,444(3)(6)
   President                1995      --            --        --           --           --            --
  Robert M. Fitzgerald....  1997 $234,500(7) $  339,000       --           --        10,000    $  187,102(3)(6)
   Senior Vice President    1996  209,500(8)    220,000       --           --           --         30,000(6)
   and Chief Financial      1995  175,000(4)    175,000       --           --        30,000           --
   Officer
  Richard M. Weil.........  1997 $234,500(7) $  200,000       --           --        10,000    $  226,602(3)(6)
   Senior Vice President    1996  166,667(4)     91,167       --           --        22,000        75,000(6)
                            1995      --            --        --           --           --            --

--------
(1) During fiscal year 1997, George L. Long served as the Chairman and Chief Executive and Investment Officer of Oppenheimer Capital. In such capacities, Mr. Long performed management functions on behalf of PIMCO Holdings. Mr. Long's salary for his services in such capacities in the fiscal years ended April 30, 1997, 1996 and 1995 was $350,000, $350,000 and $350,000, respectively, and his bonus compensation during such periods was $3,573,000, $3,825,000 and $2,000,000, respectively.
(2) Represents a bonus paid in lieu of the employer contribution to the PIMCO Advisors 401(k) Savings and Investment Plan.
(3) Includes the premiums on term life insurance and long-term disability.
(4) Mr. Treadway joined PIMCO Advisors in May 1996, and his salary reflects a partial year of service. Mr. Fitzgerald joined PIMCO Advisors in February 1995, and his 1995 salary reflects a partial year of service. Mr. Weil joined PIMCO Advisors in March 1996, and his salary reflects a partial year of service. Mr. Poovey joined PIMCO Advisors in April 1997, and his salary reflects a partial year of service.
(5) Mr. Poovey was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three-year period, pay distributions quarterly and had an aggregate value of $756,250 at December 31, 1997. Mr. Treadway was awarded 25,000 PIMCO Advisors units. These units vest over a five year period, pay distributions quarterly and had an aggregate value of $562,500 at December 31, 1996.
(6) Includes amounts deferred under PIMCO Holdings' Executive Deferred Compensation Plan.
(7) The salary and bonus amounts include amounts deferred in the PIMCO Advisors 401(k) Savings and Investment Plan of $9,500 for Mr. Fitzgerald and Mr. Weil and $9,000 for Mr. Treadway for 1997.
(8) The salary and bonus amounts for Mr. Fitzgerald include amounts deferred in the PIMCO Advisors 401(k) Savings and Investment Plan of $9,500 for 1996.

  Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.

OPTION GRANTS IN FISCAL YEAR 1997

  The following table provides information concerning individual grants of options in 1997 to the Named Executive Officers.

                                                                          POTENTIAL REALIZABLE
                                                                                  VALUE
                                                                         AT ASSUMED ANNUAL RATES
                                                                              OF UNIT PRICE
                                                                              APPRECIATION
                                        INDIVIDUAL GRANTS                    FOR OPTION TERM
                         ----------------------------------------------- -----------------------
                         OPTIONS   PERCENT OF
                         GRANTED  TOTAL OPTIONS  EXERCISE PER EXPIRATION
          NAME             (#)   GRANTED IN 1997  UNIT PRICE     DATE        5%         10%
          ----           ------- --------------- ------------ ---------- -----------------------
William D. Cvengros.....    --         --              --           --          --           --
Kenneth M. Poovey....... 50,000        4.8%         $21.81     4/1/2007  $  685,925 $  1,738,257
Steven J. Treadway......    --         --              --           --          --           --
Robert M. Fitzgerald.... 10,000        1.0           22.87    3/14/2007     143,852      364,548
Richard M. Weil......... 10,000        1.0           22.87    3/14/2007     143,852      364,548

AGGREGATED OPTION/UAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/UAR VALUES

  The following table provides information on option exercises in 1997 by the Named Executive Officers, and the value of unexercised options held by each Named Executive Officer at December 31, 1997.

                                                 NUMBER OF UNITS
                                              UNDERLYING UNEXERCISED   IN-THE-MONEY
                            UNITS                  OPTIONS/UARS        OPTIONS/UARS
                          ACQUIRED    VALUE        AT-FY-END(#)        AT FY-END($)
                         ON EXERCISE REALIZED    EXERCISABLE(E)/     EXERCISABLE(E)/
          NAME               (#)       ($)       UNEXERCISABLE(U)    UNEXERCISABLE(U)
          ----           ----------- -------- ---------------------- ----------------
William D. Cvengros.....     --        --           400,000(U)        $6,688,000(U)
Kenneth M. Poovey.......     --        --            50,000(U)           422,200(U)
Stephen J. Treadway.....     --        --           100,000(U)         1,228,000(U)
Robert M. Fitzgerald....     --        --            40,000(U)           563,400(U)
Richard M. Weil.........     --        --            32,000(U)           358,700(U)

COMPENSATION OF BOARD MEMBERS

  PIMCO Advisors pays members of the PIMCO Advisors Management Board who are not employees of PIMCO Holdings, PIMCO Advisors, one of the investment management group subsidiaries or Pacific Life Insurance Company a $20,000 annual retainer plus $750 per in-person meeting ($250 per conference call meeting) of the Management Board attended and for each meeting of a committee of the Management Board. Members who are employees of PIMCO Holdings, PIMCO Advisors, one of its investment management group subsidiaries or Pacific Life Insurance Company are not entitled to any additional compensation for their services as Management Board members. Pursuant to the terms of the 1997 Plan, the non-employee members of the Management Board may elect to receive restricted PIMCO Holdings units or PIMCO Advisor Units in lieu of such retainer, with such restricted units valued at 91% of fair market value on the date of issuance.

COMPENSATION OF GENERAL PARTNER

  The general partners of PIMCO Holdings and PIMCO Advisors receive no compensation from PIMCO Holdings or PIMCO Advisors for services rendered to PIMCO Holdings or PIMCO Advisors as a general partner. Rather, the general partners' interests in profits and losses of PIMCO Holdings and PIMCO Advisors are based on their interest in PIMCO Holdings and PIMCO Advisors, respectively. Upon liquidation, the liquidating distributions to the general partners will be based on the number of PIMCO Holdings units and PIMCO Advisors units each holds. Each general partner is reimbursed for all direct expenses paid by it on behalf of PIMCO Advisors, for all expenses incurred by it in connection with the business and affairs of PIMCO Advisors and, in the case of a Public General Partner (as defined in the PIMCO Advisors Partnership Agreement), for all expenses (other than taxes) of the Public General Partner. PIMCO Holdings is a Public General Partner and, therefore, all of its expenses (other than taxes) are paid by PIMCO Advisors.

COMPENSATION PURSUANT TO CONTRACT

  William D. Cvengros, the Chief Executive Officer of PIMCO Holdings and PIMCO Advisors and a member of the PIMCO Advisors Management Board and the Executive Committee, is party to an employment agreement with PIMCO Advisors, the term of which was extended through December 31, 1998 by the Management Board of PIMCO Advisors in January 1997. Under the agreement, Mr. Cvengros receives an annual base salary of $500,000 and a guaranteed annual bonus of $500,000. Mr. Cvengros is also eligible to receive a discretionary bonus in the target range of $200,000 to $500,000 (which amount may be increased or decreased upon the recommendation of the Executive Committee and the approval of the PIMCO Advisors Management Board). PIMCO Advisors granted Mr. Cvengros options to purchase up to 400,000 PIMCO Advisors units under the PIMCO Advisors 1994 Unit Option Plan. In 1994, Mr. Cvengros was also granted 200,000 restricted
PIMCO Advisors units which are forfeitable to PGP upon certain events of termination. If his contract is terminated without cause between December 31, 1996 and December 31, 1998, he is entitled to accrued and unpaid salary and bonus payments totaling $500,000 and immediate vesting of all of his options and restricted units.

  Kenneth M. Poovey, Chief Operating Officer of PIMCO Holdings and PIMCO Advisors, and PIMCO Advisors have agreed to a compensation arrangement, pursuant to which Mr. Poovey receives an annual base salary of $300,000. Mr. Poovey is also eligible to receive a bonus in the target range of $300,000 to $900,000. In May 1997, PIMCO Advisors granted Mr. Poovey 25,000 restricted PIMCO Advisors units vesting over a three year period, and Mr. Poovey is eligible, based on performance, for a second grant of up to 25,000 restricted PIMCO Advisors units in the first quarter of 1998, which will also vest over a three year period. PIMCO Advisors granted Mr. Poovey options to purchase up to 50,000 PIMCO Advisors units, which will vest over a period of five years. PIMCO Advisors also paid Mr. Poovey a $100,000 relocation loan which will be forgiven over five years subject to certain conditions. At December 31, 1997, the loan had an outstanding balance of $100,000.

  In July 1996, PIMCO Advisors made a $250,000 relocation loan to Robert M. Fitzgerald, Senior Vice President and Chief Financial Officer of PIMCO Advisors and PIMCO Holdings. The loan bears interest at 8% per annum, and $200,000 of the principal and interest thereon will be forgiven over three years subject to continued employment. At December 31, 1997, the loan had an outstanding principal balance of $133,333.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

  Compensation awards for executive officers of PIMCO Holdings are determined by the PIMCO Advisors Compensation Committee. The members of the Compensation Committee are Messrs. Gross, McIntosh, Sutton and Thompson. Equity-based awards for the executive officers of PIMCO Holdings are determined by the PIMCO Advisors Unit Incentive Committee. The members of the Unit Incentive Committee are Messrs. Auch, Kurtz, and McIntosh, each of whom were appointed to the Unit Incentive Committee of PIMCO Advisors in November 1997. None of the members of the Compensation Committee or the Unit Incentive Committee have served as an officer or otherwise been engaged as an employee of PIMCO Holdings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information regarding beneficial ownership of PIMCO Holdings units by each person who, to PIMCO Holdings' knowledge, is the beneficial owner of more than 5% of PIMCO Holdings units and the Named Executive Officers. Except as indicated, the address of each person or entity listed below is 800 Newport Center Drive, Suite 100, Newport Beach, California 92660.

                                         PERCENTAGE OF    PIMCO
                              PIMCO          PIMCO       ADVISORS   PERCENTAGE OF
                          HOLDINGS UNITS   HOLDINGS       UNITS     PIMCO HOLDINGS
                           BENEFICIALLY      UNITS     BENEFICIALLY     UNITS
                           OWNED(1)(2)    OUTSTANDING  OWNED(1)(3)  OUTSTANDING(4)
                          -------------- ------------- ------------ --------------
FIVE PERCENT HOLDERS
PIMCO Partners, G.P.
 ("PGP") (5)............           0           --       53,790,538       54.0%
Pacific Life Insurance
 Company ("Pacific
 Life") (6).............           0           --       58,905,813       56.2
Pacific LifeCorp
 ("LifeCorp") (6).......           0           --       58,905,813       56.2
Pacific Mutual Holding
 Company ("PMHC") (6)...           0           --       58,905,813       56.2
Pacific Asset Management
 LLC ("PAM") (6)........           0           --       58,905,813       56.2
PIMCO Holding LLC
 ("PIMCO LLC") (7)......           0           --       54,143,742       54.1
PIMCO Partners, LLC
 ("PPLLC") (8)..........           0           --       53,933,018       54.0
Thomson Advisory Group,
 Inc. ("TAG")...........           0           --       14,380,217       23.9
William R. Benz, II (9).      66,000            *       53,933,018       54.1
David H. Edington (9)...     184,000            *       53,933,018       54.1
William H. Gross
 (9)(10)................     384,000            *       53,953,018       54.1
John L. Hague (9).......     184,000            *       53,933,018       54.1
Brent R. Harris (9).....     184,000            *       53,933,018       54.1
Dean S. Meiling (9).....     184,000            *       53,933,018       54.1
James F. Muzzy (9)......     184,000            *       53,933,018       54.1
William F. Podlich, III
 (9)....................      64,000            *       53,933,018       54.1
William C. Powers (9)...     184,000            *       53,933,018       54.1
Frank B. Rabinovitch
 (9)....................     164,689            *       53,933,018       54.1
Lee R. Thomas (9).......      38,000            *       53,933,018       54.1
William S. Thompson, Jr.
 (9)(11)................     184,000            *       53,933,018       54.1
Benjamin L. Trosky (9)..      73,000            *       53,933,018       54.1
EXECUTIVE OFFICERS NOT
 INCLUDED ABOVE
William D. Cvengros.....     320,000            *          200,000        1.1
Robert M. Fitzgerald....      12,664            *                0          *
Kenneth M. Poovey.......      10,000            *          113,459          *
Stephen J. Treadway.....      40,000            *            5,000          *
Richard M. Weil.........      10,800            *                0          *
All directors and
 executive officers as a
 group persons (6
 persons)...............     399,151            *          318,459        2.3

--------
 *Less than 1%

(1) Each of the persons and entities listed disclaims beneficial ownership of any units except to the extent that it has a pecuniary interest in such units.

(2) Includes options exercisable within 60 days of February 1, 1998.

(3) Does not include units underlying options which may be exercised for either units of limited partner interest in PIMCO Advisors or PIMCO Holdings units, which are reflected in the column titled "PIMCO Holdings Units Beneficially Owned."

(4) Assumes exchange of all units of limited partner interest in PIMCO Advisors for PIMCO Holdings units.

(5) Includes 39,410,321 PIMCO Advisors units held of record by PGP and 14,380,217 PIMCO Advisors units held by TAG over which PGP may be deemed to have voting control. Does not include non-unitized 0.01% general partner interest in PIMCO Holdings.

(6) Includes (i) 53,790,538 PIMCO Advisors units which may be deemed to be beneficially owned by PGP, which may be deemed to be beneficially owned by Pacific Life and PAM, because PIMCO LLC is a general partner of PGP and is a wholly-owned subsidiary of PAM, which is a wholly-owned subsidiary of Pacific Life and (ii) an aggregate of 5,115,275 PIMCO Advisors units issued as follows: PIMCO LLC (353,204 units), Cadence Partners LP (2,665,000 units), NFJ Partners L.P. (1,057,211 units), and Parametric Partners L.P. (1,039,860 units), which may be deemed beneficially owned by PAM because PIMCO LLC, CCM LLC, NFJ LLC, and PPA LLC, are wholly-owned subsidiaries of PAM and CCM LLC, NFJ LLC, PPA LLC, in turn are the general partners of Cadence Partners L.P., NFJ Partners L.P., and Parametric Partners L.P., respectively. As general partners, CCM LLC, NFJ LLC and PPA LLC have shared investment and disposition powers with respect to units held by Cadence Partners L.P., NFJ Partners L.P., and Parametric Partners L.P., respectively. Also reflects all of the above for LifeCorp and PMHC because Pacific Life is a wholly-owned subsidiary of LifeCorp, which, in turn, is a majority-owned subsidiary of PMHC. The address of each of the above entities is: 700 Newport Center Drive, Newport Beach, California 92660.

 (7) Includes (i) 353,204 PIMCO Advisors units held of record by PIMCO LLC and
     (ii) 53,790,538 PIMCO Advisors units which may be viewed to be beneficially owned by PGP, which may be deemed to be owned by PIMCO LLC because PIMCO LLC is a general partner of PGP.

 (8) Includes (i) 142,480 PIMCO Advisors units held of record by PPLLC and
     (ii) 53,790,538 PIMCO Advisors units which may be considered to be beneficially owned by PGP and which may be deemed to be beneficially owned by PPLLC, which is a general partner of PGP.

 (9) Includes the following which may be deemed to be beneficially owned by the individual as a member of PPLLC: (i) 142,480 PIMCO Advisors units of PIMCO Advisors held of record by PPLLC and (ii) 53,790,538 PIMCO Advisors units which may be considered to be beneficially owned by PGP, and which may be deemed to be beneficially owned by PPLLC as a general partner of PGP.

(10) Includes 68,900 PIMCO Advisors units held in the Gross Family Foundation of which the individual is director and as to which he has shared voting and disposition power, 18,000 PIMCO Advisors units held by him and his spouse, of which he has shared voting and investment power, 500 PIMCO Advisors units held by his spouse of which he has no voting or investment power, and 1,850 held by his children of which he has voting and investment power.

(11) Includes 6,000 PIMCO Advisors units held in trusts of which the individual is trustee and as to which he has sole voting and disposition power.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP BETWEEN PIMCO HOLDINGS AND PIMCO ADVISORS

 OPERATING AGREEMENT

  PIMCO Holdings and PIMCO Advisors are party to an Operating Agreement (the "Operating Agreement") which, together with the PIMCO Advisors Partnership Agreement, governs the ongoing relationship of PIMCO Holdings and PIMCO Advisors. Pursuant to the Operating Agreement, PIMCO Holdings has agreed to take actions from time to time so as to ensure that the number of outstanding units is at all times equal to the number of PIMCO Advisors units held by PIMCO Holdings and its subsidiaries which are allocable to the limited partner interests in PIMCO Holdings. The Operating Agreement provides that upon any issuance of PIMCO Holdings units, PIMCO Holdings shall contribute the consideration, if any, received by PIMCO Holdings for such PIMCO Holdings units to PIMCO Advisors in exchange for PIMCO Advisors units equal in number to the number of such PIMCO Holdings units.

  The Operating Agreement provides that PIMCO Holdings shall at the request of PIMCO Advisors adopt and maintain one or more unit incentive plans covering PIMCO Holdings units or PIMCO Advisors units for the benefit of individuals providing services to PIMCO Holdings, PIMCO Advisors and their respective subsidiaries. In addition, the Operating Agreement provides that PIMCO Holdings assumes and agrees to perform the obligations of PIMCO Advisors under: (i) the PIMCO Advisors unit-based incentive plans (the 1993 Unit Option

Plan and 1996 Unit Incentive Plan (but with regard to options outstanding immediately after giving effect to the Restructuring, only to the extent such options are exercisable to purchase PIMCO Holdings units), the awards of which were assumed under PIMCO Holdings' 1997 Unit Incentive Plan); (ii) the Exchange Right issued by PIMCO Advisors in the Opgroup Transaction; and (iii) the 1994 Registration Rights Agreement and the 1997 Registration Rights Agreement (each as described under "--Registration Rights Agreements").

  The Operating Agreement provides that PIMCO Holdings may not, without the consent of PIMCO Advisors, (a) carry on any business except in connection with or incidental to (i) the performance of its duties as a general partner under the PIMCO Advisors Partnership Agreement, (ii) the direct or indirect acquisition, ownership or disposition of PIMCO Advisors units, and (iii) its governance and existence; (b) merge or consolidate with or into any other person, or sell or otherwise dispose of all or substantially all of its assets, or effect a recapitalization with respect to PIMCO Holdings units, or issue or agree to issue any equity securities other than PIMCO Holdings units; or (c) create, incur, issue, assume, guarantee or otherwise become directly or indirectly liable, contingently or otherwise, with respect to any indebtedness. Finally, in the Operating Agreement PIMCO Holdings agrees to exchange PIMCO Holdings units for PIMCO Advisors units as described below.

 EXCHANGE OPPORTUNITIES FOR PIMCO ADVISORS UNITHOLDERS

  PIMCO Holdings intends, twice each year at such times as may be permitted under the PIMCO Advisors Partnership Agreement, to offer certain holders of PIMCO Advisors units the opportunity to exchange those units for PIMCO Holdings units on a one for one basis. PIMCO Holdings anticipates effecting this exchange in a manner which will result in the issuance and resale (in the case of affiliates of PIMCO Holdings) of the newly issued PIMCO Holdings units being registered under the Securities Act of 1933, as amended. In addition, under the Operating Agreement, PIMCO Holdings has agreed from time to time to exchange PIMCO Holdings units for PIMCO Advisors units on a one for one basis if the transfer would qualify as an "exempt transfer" under the PIMCO Advisors Partnership Agreement.

 EXPENSE REIMBURSEMENT

  In accordance with the PIMCO Advisors Partnership Agreement, PIMCO Advisors pays all of the expenses (other than taxes) of PIMCO Holdings. See "Executive Compensation--Compensation of General Partner."

PGP INDEBTEDNESS

  The operations of PIMCO Advisors may be affected by the terms of the $130 million of indebtedness owed by PGP. Although this indebtedness does not constitute an obligation of PIMCO Advisors or any of its subsidiaries, and the documents governing the indebtedness are not binding on PIMCO Advisors or any of its subsidiaries, the businesses of PIMCO Advisors have been and are anticipated to continue to be conducted in compliance with the operating restrictions in the documents governing the indebtedness in order to avoid a default thereunder even though contrary courses of action may be in the best interests of PIMCO Advisors. The operating restrictions, which remain in effect until the debt matures in 2001 if the debt is not prepaid, include, among other things, cash flow and interest coverage requirements and restrictions on incurrence of indebtedness and liens, investments, asset sales, mergers and consolidations, affiliate transactions, issuance of additional PIMCO Advisors units and amendment of the PIMCO Advisors Partnership Agreement. In particular, financial covenants relating to this indebtedness could have the effect of inhibiting PIMCO Advisors' use of cash for any purpose other than for distributions. The indebtedness is non-recourse to PGP and is secured by, among other things, a pledge of certain PIMCO Advisors units owned by PGP. In the event of a default under the indebtedness, the lenders could foreclose upon the pledged PIMCO Advisors units which would reduce the economic interests in PIMCO Advisors of PGP and its beneficial owners. Management of PIMCO Advisors is currently in discussions with PGP and its lenders concerning a modification to such indebtedness wherein PIMCO Advisors would guarantee such indebtedness in exchange for a fee from PGP and the release of certain of the restrictions relating to PIMCO Advisors in such indebtedness. Also, PIMCO Advisors has obtained a commitment from a group of lenders for a $500 million credit facility and has considered borrowing under the facility and lending to PGP an amount sufficient for PGP to repay its lenders, thereby eliminating all restrictions relating to PIMCO Advisors under the PGP indebtedness. There can be no assurances that any agreement with respect to these matters will be reached, or as to the terms of any such possible arrangements if an agreement were reached.

WITHDRAWAL AND REMOVAL OF A GENERAL PARTNER OF PIMCO HOLDINGS OR PIMCO
ADVISORS

  The PIMCO Holdings Partnership Agreement provides that, except under certain limited exceptions, the general partner of PIMCO Holdings may withdraw as general partner of PIMCO Holdings only if (i) such withdrawal is approved by holders of a majority of PIMCO Holdings units and the general partner makes a Partnership Assignment Determination, and (ii) counsel renders a Partnership Limited Liability Determination and a Partnership Tax Determination. The general partner may be removed by a vote of holders of PIMCO Holdings units holding 80% or more of all outstanding PIMCO Holdings units if a successor general partner is appointed, counsel makes a Partnership Limited Liability Determination and a Partnership Tax Determination, the general partner makes a Partnership Assignment Determination and such removal is approved by the successor general partner. Also, interests in the general partner may be sold or transferred without any prior approval or consent of the holders of PIMCO Holdings units.

  The PIMCO Advisors Partnership Agreement provides that any general partner may withdraw as a general partner of PIMCO Advisors only if (a) the general partner transfers all of its PIMCO Advisors GP Units to an affiliate of such general partner, and the affiliate is admitted as a general partner of PIMCO Advisors in accordance with the PIMCO Advisors Partnership Agreement or (b) such withdrawal is approved by holders of a majority of the units of limited partner interest (other than those held by the general partners and their affiliates) and if counsel renders an opinion that the limited partners do not lose their limited liability pursuant to Delaware law or the PIMCO Advisors Partnership Agreement (a "PIMCO Advisors Limited Liability Determination"), and provides certain other opinions relating to the status of PIMCO Advisors as a partnership for federal income tax purposes (a "PIMCO Advisors Tax Determination") and the continuation of PIMCO Advisors advisory agreements (a "PIMCO Advisors Assignment Determination"). The general partners may be removed by a vote of unitholders holding 80% or more of all outstanding units if PIMCO Advisors receives a PIMCO Advisors Limited Liability Determination, a PIMCO Advisors Tax Determination and a PIMCO Advisors Assignment Determination with respect to such removal and (ii) if such general partner is the sole general partner, a person qualified to be general partner, which has agreed in writing to carry on the business of PIMCO Advisors, is approved by the partners of PIMCO Advisors as the successor general partner. However, by virtue of PGP's and PIMCO Holdings' ownership of units, either of the general partners can veto any such removal. Also, interests in a general partner may be sold or transferred without any prior approval or consent of the holders of PIMCO Advisors limited partnership units.

  In the event of withdrawal or removal of a general partner of PIMCO Advisors, the departing general partner will become a limited partner and its PIMCO Advisors GP Units will be converted into PIMCO Advisors limited partnership units. At the time of such conversion, the departing general partner must pay to PIMCO Advisors any negative balance in its capital account. If PIMCO Advisors is indebted to the departing general partner at the time of its withdrawal or removal, PIMCO Advisors will repay the general partner, within 60 days, the amount of such indebtedness, subject to reduction for damages incurred if the general partner withdraws in violation of the PIMCO Advisors Partnership Agreement. All outstanding obligations incurred by the departing general partner as general partner of PIMCO Advisors will be assumed by the successor to the general partner, or if there is no successor, by the remaining general partners.

INDEMNIFICATION

  The PIMCO Holdings Partnership Agreement requires PIMCO Holdings to indemnify the general partner, its affiliates and all of its officers, directors, partners, employees and agents (collectively, the "Indemnitees") against any and all proceedings in which the Indemnitees may be involved, or threatened to be involved, as a party or otherwise by reason of their management of the affairs of PIMCO Holdings or which relates to or arises out of PIMCO Holdings or related entities. The PIMCO Holdings Partnership Agreement provides that such Indemnitees are not entitled to indemnification with respect to any claim, issue or matter in which they have been adjudged liable for actual fraud, willful misconduct or gross negligence, unless and only to the extent that the court in which such action was brought, or another court of competent jurisdiction, determines upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the Indemnitee is fairly and reasonably entitled to indemnification for such liabilities and expenses as the court may deem proper.

  The PIMCO Holdings Partnership Agreement also provides that the general partner will not be liable to PIMCO Holdings or the holders of PIMCO Holdings units for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or any duty of loyalty) unless the general partner's action or failure to act involved an act or omission that constitutes actual fraud, gross negligence or willful or wanton misconduct.

  The PIMCO Advisors Partnership Agreement provides that PIMCO Advisors will indemnify (i) any general partner, (ii) any former general partner, (iii) any person which is or was an affiliate of any general partner or any former general partner, (iv) any person which is or was an Associate (as defined in the PIMCO Advisors Partnership Agreement) of any general partner, former general partner, affiliate of a general partner or former general partner, or PIMCO Advisors or its subsidiaries and (v) any person which is or was serving at the request of PIMCO Advisors or any of its subsidiaries, any general partner or any former general partner as an Associate of another person.

  The PIMCO Advisors Partnership Agreement also provides that neither a general partner nor any indemnitee will be liable to PIMCO Advisors or the unitholders for errors in judgment or for breach of fiduciary duty (including breach of any duty of care or any duty of loyalty) unless it is proved by clear and convincing evidence that the general partner's action or failure to act involved an act or omission undertaken with deliberate intent to cause injury to PIMCO Advisors or was undertaken with reckless disregard for the best interests of PIMCO Advisors.

CONTRIBUTION AGREEMENT

  In connection with the acquisition of the investment advisory assets of Opgroup, Opfin, Opgroup, PIMCO Advisors and Value Advisors LLC entered into a contribution agreement (the "Contribution Agreement") pursuant to which Opgroup, then a subsidiary of PIMCO Advisors, caused its subsidiary Opfin to contribute (i) the ownership of Value Advisors LLC and the one percent general partner interest in PIMCO Holdings to PIMCO Advisors, and then (ii) Opfin's 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interests in three subsidiaries of Oppenheimer Capital to Value Advisors LLC (then a subsidiary of PIMCO Advisors). In exchange for these contributions, Opfin received 6.0 million PIMCO Advisors Class C units of limited partner interest. Each PIMCO Advisors Class C unit of limited partner interest is entitled to the same proportionate share of profits, losses and distributions as a PIMCO Advisors Class A unit of limited partner interest, but with a minimum priority distribution of $2.75 per year and a maximum distribution of $3.00 per year, or $0.75 per quarter subject to a catch-up on an annual basis.

  Under the terms of the Contribution Agreement, if PIMCO Advisors or its direct or indirect subsidiaries (other than Opgroup or Opfin) incurs a loss relating to or arising from Opfin's investment advisory businesses or which is otherwise attributable to the Opgroup merger agreement, and, as a result of such loss, Opgroup receives an indemnification payment in excess of any loss incurred by Opgroup or Opfin attributable to the same loss event (the excess portion thereof, an "Excess Indemnification Payment"), then (i) if the indemnification payment is in the form of a reduction of the face amount of the Indemnity Certificate, Opfin shall return to PIMCO Advisors a number of PIMCO Advisors units equal to the quotient of (x) 6,000,000 multiplied by the principal amount of the reduction constituting such Excess Indemnification Payment divided by (y) $265 million, or (ii) if the Excess Indemnification Payment is in cash, Opgroup shall distribute the cash to PIMCO Advisors.

  In addition, PIMCO Advisors agreed that if Opgroup or Opfin incurs a loss for which Opgroup does not receive an indemnification payment in cash, PIMCO Advisors will loan to Opgroup an amount equal to the loss. PIMCO Advisors further agreed to loan Opgroup an amount sufficient to pay the remaining principal and interest payments on the Opfin Debt. Accordingly, following the closing of the Opgroup Transaction, PIMCO Advisors loaned $35 million to Opgroup, which used a portion of the proceeds of this loan to retire the indebtedness owed by Opfin to PIMCO Holdings.

REGISTRATION RIGHTS AGREEMENTS

  PIMCO Advisors is a party to (i) that certain Registration Rights Agreement dated November 4, 1997 between PIMCO Advisors and former Opgroup stockholders (the "1997 Registration Rights Agreement"), and (ii) that certain Registration Rights Agreement dated as of November 15, 1994 between PIMCO Advisors and certain of its unitholders (the "1994 Registration Rights Agreement"). Following the Restructuring, PIMCO Advisors was no longer obligated to effect registrations under these agreements. However, pursuant to the Operating Agreement, PIMCO Holdings has agreed to perform the obligations of PIMCO Advisors under the 1997 Registration Rights Agreement and the 1994 Registration Rights Agreement, and PIMCO Holdings intends to provide registration rights with respect to PIMCO Holdings units comparable to those described below.

  The holders of registration rights under the 1997 Registration Rights Agreement were granted (i) the right to initiate up to two registrations of their registerable securities (subject to customary limitations, a minimum sale requirement and priority rights of holders of registration rights under the 1994 Registration Rights Agreement) and (ii) certain piggyback registration rights in respect of registrations initiated by the partnership or by other holders of registration rights granted pursuant to a separate agreement, subject to approval of the managing underwriter. In the case of a registration initiated by the partnership, participation in such registration by the holders of registration rights under the 1997 Registration Rights Agreement and other registration rights agreements could not be reduced to less than 40%. The holders of registration rights under the 1994 Registration Rights Agreement were granted (i) the right to initiate up to five demand registrations on Form S-1 and an unlimited number of demand registrations on Form S-3 (subject to customary limitations and a minimum sale requirement) and
(ii) piggy-back registration rights in respect of primary offerings by the partnership similar to those held by the holders under the 1997 Registration Rights Agreement. The holders under the 1994 Registration Rights Agreement generally have priority over the holders under the 1997 Registration Rights Agreement with respect to management of the registration process and inclusion of shares in registrations initiated by holders of registration rights.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) (1) Financial Statements.

  Financial Statements of the registrant are listed in "Index to Financial Statements" on page 33 and are filed as part of this Report.

  (2) Financial Statement Schedules.

  There are no Financial Statement Schedules of the registrant filed as part of this Report.

  (3) Exhibits.

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
  3.1    Amended and Restated Agreement of Limited Partnership of PIMCO
         Advisors Holdings L.P. dated March 14, 1991 (Incorporated by reference to Exhibit 3.1 of PIMCO Advisors Holdings L.P.'s Registration
         Statement No. 333-39585 on Form S-1)
  3.1.1  Amendment to Amended and Restated Agreement of Limited Partnership of
         PIMCO Advisors Holdings L.P. dated November 4, 1997 (Incorporated by reference to Exhibit 3.1.1 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  3.1.2  Assignment of General Partner Interest and Amendment to Amended and
         Restated Agreement of Limited Partnership of PIMCO Advisors Holdings
         L.P. dated November 4, 1997 (Incorporated by reference to Exhibit
         3.1.2 of PIMCO Advisors Holdings L.P.'s Registration Statement No.
         333-39585 on Form S-1)
  3.1.3  Assignment of General Partner Interest and Amendment to Amended and
         Restated Agreement of Limited Partnership of PIMCO Advisors Holdings
         L.P. dated November 4, 1997 (Incorporated by reference to Exhibit
         3.1.3 of PIMCO Advisors Holdings L.P.'s Registration Statement No.
         333-39585 on Form S-1)
  3.1.4  Amendment to Amended and Restated Agreement of Limited Partnership
         Agreement of PIMCO Advisors Holdings L.P. dated November 4, 1997
         (Incorporated by reference to Exhibit 3.1.4 of PIMCO Advisors Holdings
         L.P.'s Registration Statement No. 333-39585 on Form S-1)
  3.1.5  Amendment to Amended and Restated Limited Partnership Agreement of
         PIMCO Advisors Holdings L.P. dated December 1, 1997 (Incorporated by reference to Exhibit 3.1.5 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  3.1.6  Amendment to Amended and Restated Limited Partnership Agreement of
         PIMCO Advisors Holdings L.P. dated December 1, 1997 (Incorporated by reference to Exhibit 3.1.6 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  4.1    Form certificate of Limited Partnership Units
 10.1    Acquisition Agreement dated August 17, 1995 among Oppenheimer Capital,
         Quest for Value Advisors, Quest for Value Distributors and Oppenheimer
         Management Corporation (Incorporated by reference to Exhibit 10.1 of the PIMCO Advisors Holdings L.P.'s Form 10-Q for the fiscal quarter ended October 31, 1995)
 10.2    Form of Indemnification Agreement executed by certain officers of the
         Registrant and certain directors of Thomson McKinnon Asset Management
         Inc. (Incorporated by reference to Exhibit 10.21 of Thomas McKinnon
         Asset Management L.P.'s Report No. 33-17227 on Form 10-Q for the
         fiscal quarter ended June 30, 1990)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.3    Form of Indemnification Agreement executed by certain directors of
         Thomson Advisory Group, Inc. (Incorporated by reference to Exhibit
         10.22 of Thomson Advisory Group L.P.'s Report No. 33-17227 on Form 10-
         Q for the quarter ended September 30, 1990)
 10.3.1  Form of Amendment No. 1 to Indemnification Agreement (Incorporated by
         reference to Exhibit 10.46 of Thomson Advisory Group L.P.'s Report No.
         33-17227 on Form 10-Q for the fiscal quarter ended March 31, 1991)
 10.4    Credit Agreement dated as of April 12, 1996 between PIMCO Advisors
         L.P. as borrower and Citicorp USA, Inc. as initial lender and agent
         (Incorporated by reference to Exhibit 10.23 of PIMCO Advisors L.P.'s
         Report on Form 10-Q for the fiscal quarter ended March 31, 1996)
 10.4.1  Waiver, Consent and Amendment No. 1 to the Credit Agreement dated as of November 3, 1997 between PIMCO Advisors L.P., the banks, financial institutions and other institutional lenders parties to the Credit
         Agreement and Citicorp USA, Inc.
 10.4.2  Amendment No. 2 to the Credit Agreement between PIMCO Advisors L.P., the banks, financial institutions and other institutional lenders parties to the Credit Agreement and Citicorp USA, Inc.
 10.5    Registration Rights Agreement dated as of November 15, 1994, among the
         Funds, PFAMCo Partners and Individuals (as such terms are defined therein) (Incorporated by reference to PIMCO Partners G.P.'s Schedule
         13D filed November 25, 1994)
 10.6    Amended and Restated Operating Agreement between PIMCO Advisors L.P.
         and PIMCO Advisors Holdings L.P. dated January 1, 1998
 10.7    Amended and Restated Agreement of Limited Partnership of PIMCO
         Advisors L.P. dated December 31, 1997
 10.8    Agreement and Plan of Merger dated November 4, 1997 (Opgroup
         Transaction) (Incorporated by reference to Exhibit 10.1 of PIMCO
         Advisors L.P.'s Report on Form 8-K/A dated November 4, 1997)
 10.9    Put Right dated November 4, 1997 (Incorporated by reference to Exhibit
         10.2 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated November 4,
         1997)
 10.10   Exchange Right dated November 4, 1997 (Incorporated by reference to
         Exhibit 10.3 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated
         November 4, 1997)
 10.11   Note Agreement dated November 4, 1997 (Incorporated by reference to
         Exhibit 10.4 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated
         November 4, 1997)
 10.12   Contribution Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.5 of PIMCO Advisors L.P.'s Report on Form 8-
         K/A dated November 4, 1997)
 10.13   Certificate of Long Term Indemnity Indebtedness dated November 4, 1997
         (Incorporated by reference to Exhibit 10.6 of PIMCO Advisors L.P.'s
         Report on Form 8-K/A dated November 4, 1997)
 10.14   Amended and Restated Release and Indemnity Agreement dated November 4,
         1997 (Incorporated by reference to Exhibit 10.65 of PIMCO Advisors
         Holdings L.P.'s Registration Statement No. 333-39585 on Form S-1)
 10.15   Amended and Restated Tax Indemnity Agreement dated November 4, 1997
         (Incorporated by reference to Exhibit 10.66 of PIMCO Advisors Holdings
         L.P.'s Registration Statement No. 333-39585 on Form S-1)
 10.16   Registration Rights Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.7 of PIMCO Advisors L.P.'s Report on Form 8-
         K/A dated November 4, 1997)
 10.17   Agreement and Plan of Merger dated November 4, 1997 (Oppenheimer
         Capital Merger) (Incorporated by reference to Exhibit 10.68 of PIMCO
         Advisors Holdings L.P.'s Registration Statement No. 333-39585 on Form
         S-1)
 10.18   First Amendment to Agreement and Plan of Merger dated as of November
         4, 1997 (Oppenheimer Capital Merger) (Incorporated by reference to
         Exhibit 10.69 of PIMCO Advisors Holdings L.P.'s Registration Statement
         No. 333-39585 on Form S-1)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.19   Amended and Restated Unit Purchase Agreement dated November 4, 1997
         (Incorporated by reference to Exhibit 10.70 of PIMCO Advisors Holdings
         L.P.'s Registration Statement No. 333-39585 on Form S-1)
 10.20   Restructuring Contribution and Issuance Agreement dated December 31,
         1997
 10.21   Written Action dated November 4, 1997 (Delegation to the Management
         Board of PIMCO Advisors Holdings L.P.)
 10.22   Written Action dated November 28, 1997 (Delegation to the Management
         Board of PIMCO Advisors L.P.)
 10.24   PIMCO Advisors L.P. Executive Deferred Compensation Plan (Incorporated
         by reference to Exhibit 10.24 of PIMCO Advisors L.P.'s Annual report on Form 10-K for the fiscal year ended December 31, 1996)
 10.24.1 First Amendment to the PIMCO Advisors L.P. Executive Deferred
         Compensation Plan (Incorporated by reference to Exhibit 10.6.2 of
         PIMCO Advisors Holdings L.P.'s Registration Statement No. 333-39585 on
         Form S-1)
 10.24.2 Second Amendment to the PIMCO Advisors L.P. Executive Deferred
         Compensation Plan (Incorporated by reference to Exhibit 10.6.3 of
         PIMCO Advisors Holdings L.P.'s Registration Statement No. 333-39585 on
         Form S-1)
 10.25   1997 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO
         Advisors L.P. (Incorporated by reference to Exhibit 10.1 of PIMCO
         Advisors Holdings L.P.'s Registration Statement No. 333-43201 on Form
         S-8)
 10.26   Profit Sharing Plan for Pacific Investment Management Company
         (Incorporated by reference to Exhibit 10.5 of PIMCO Advisor's Report on Form 10-K for the fiscal year ended December 31, 1994)
 10.27   Profit Sharing Plan for Columbus Circle Investors (Incorporated by
         reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated
         July 11, 1994)
 10.28   Form of Profit Sharing Plan for Investment Management Firms
         (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11, 1994)
 10.29   Blairlogie Loss Reimbursement and Recapture Agreement (Incorporated by
         reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated
         July 11, 1994)
 10.30   Form of Class I Option Amendment Agreement (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.31   Form of Class II Option Amendment Agreement (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.32   Form of Option Agreement (Incorporated by reference to Exhibit 2.13 of
         Thomson Advisory Group L.P.'s Registration Statement No. 33-84914 on
         Form S-4)
 10.33   PIMCO Advisors L.P. 401(k) Savings and Investment Plan (Incorporated
         by reference to Exhibit 10.10 of Thomson Advisory Group L.P.'s Report
         on Form 10-K for the fiscal year ended December 31, 1991)
 10.33.1 First Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.10(b) of
         Thomson Advisory Group L.P.'s Report on Form 10-K for the fiscal year ended December 31, 1993)
 10.33.2 PIMCO Advisors L.P. 401(k) Savings and Investment Plan Submitter
         Amendment (Incorporated by reference to Exhibit 10.10(c) of Thomson
         Advisory Group L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1993)

 EXHIBIT
   NO.                                 DESCRIPTION
 -------                               -----------
 10.33.3 Third Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.18(E) of
         PIMCO Advisors L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1994)
 10.33.4 Fourth Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.18(F) of
         PIMCO Advisor L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1994)
 10.34   Employment Agreement: David B. Breed (Incorporated by reference to
         Exhibit 10.25 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.35   Employment Agreement: William D. Cvengros (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.36   Employment Agreement: Donald A. Chiboucas (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.37   Employment Agreement: William H. Gross (Incorporated by reference to
         Exhibit 10.26 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.38   Employment Agreement: Brent R. Harris (Incorporated by reference to
         Exhibit 10.28 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.39   Employment Agreement: William F. Podlich, III (Incorporated by
         reference to Exhibit 10.31 of PIMCO Advisors L.P.'s Report on Form 10-
         K for the fiscal year ended December 31, 1996)
 10.40   Employment Agreement: William S. Thompson, Jr. (Incorporated by
         reference to Exhibit 10.32 of PIMCO Advisors L.P.'s Report on Form 10-
         K for the fiscal year ended December 31, 1996)
 10.41   Employment Agreement: Benjamin L. Trosky (Incorporated by reference to
         Exhibit 10.33 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.42   Form of Manager Employer Agreement (Incorporated by reference from
         Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11, 1994)
 10.43   Office Lease dated as of February 19, 1998 by and between California
         State Teachers Retirement System and Pacific Investment Management
         Company
 10.44   Lease with respect to premises at 33 Maiden Lane, New York
         (Incorporated by reference from exhibit 10.9 on Form 10-K of
         Oppenheimer Capital, L.P. for its fiscal year ended April 30, 1994)
 10.45   Lease with respect to premises at World Financial Center, Tower B, New
         York (Incorporated by reference in the Annual Report on Form 10-K of
         Oppenheimer Capital, L.P. for its fiscal year ended April 30, 1993)
 21      Subsidiaries of Registrant
 23.1    Consent of Price Waterhouse LLP
 23.2    Consent of Price Waterhouse LLP
 23.3    Consent of Deloitte & Touche LLP
 27      Financial Data Schedule

  (b) Reports on Form 8-K. The registrant filed the following reports on Form 8-K during the final quarter of 1997.

  (1) Registrant's report on Form 8-K dated November 6, 1997.

  (2) Registrant's report on Form 8-K/A dated November 20, 1997.

  (3) Registrant's report on Form 8-K dated December 12, 1997.

  (4) Registrant's report on Form 8-K dated December 19, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PIMCO ADVISORS HOLDINGS L.P.

                                                 /s/ William D. Cvengros
                                          By: _________________________________
                                                   William D. Cvengros,
                                                  Chief Executive Officer

Date: March 30, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                        TITLE                             DATE
            ---------                        -----                             ----
   /s/ William D. Cvengros       Board Member, Chief Executive              March 30, 1998
---------------------------      Officer (Principal Executive
     William D. Cvengros                   Officer)

  /s/ Robert M. Fitzgerald   Board Member, Senior Vice President,           March 30, 1998
---------------------------   Chief Financial Officer (Principal
    Robert M. Fitzgerald       Financial and Accounting Officer)

    /s/ Kenneth M. Poovey        Board Member, Chief Operating              March 30, 1998
---------------------------        Officer, General Counsel
      Kenneth M. Poovey