Form 10-Q
period 1998-03-31
PIMCO ADVISORS HOLDINGS LP
filed 1998-05-14
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from________________ to
          __________________

                          Commission File Number 1-9597

                          PIMCO ADVISORS HOLDINGS L.P.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  13-3412614
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                 Identification No.)


                            800 Newport Center Drive

                         Newport Beach, California 92660
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (949) 717-7022
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X__ No _____


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS:

            Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ______ No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            As of March 31, 1998, there were 46,222,499 publicly traded units of limited partner interest.



                               Page 1 of 71 pages

                          PIMCO ADVISORS HOLDINGS L.P.

                          PART I--FINANCIAL INFORMATION


  ITEM 1                 FINANCIAL STATEMENTS (UNAUDITED)


                                                                                                         PAGE
     PIMCO ADVISORS HOLDINGS L.P.

     Statements of Financial Condition as of March 31, 1998 and December 31, 1997                        12

     Statements of Operations for the three months ended March 31, 1998 and January 31, 1997             13

     Statements of Cash Flows for the three months ended March 31, 1998 and January 31, 1997             14

     Notes to Financial Statements                                                                       15

     PIMCO ADVISORS L.P.

     Consolidated Statements of Financial Condition as of March 31,
         1998 and December 31, 1997                                                                      17

     Consolidated Statements of Operations for the three months
         ended March 31, 1998 and 1997                                                                   18

     Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997                                                                   19

     Notes to Consolidated Financial Statements                                                          20


                           FORWARD LOOKING STATEMENTS

            Except for the historical information and discussions contained herein, statements contained in this Form 10-Q may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the performance of financial markets, the investment performance of PIMCO Advisors L.P.'s sponsored investment products and separately managed accounts, general economic conditions, future acquisitions, competitive conditions and government regulations, including changes in tax laws. PIMCO Advisors Holdings L.P. cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made. PIMCO Advisors Holdings L.P. undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

            PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.9 % by its public limited partners ("Unitholders"). PIMCO Holdings sole business is its ownership of an approximate 43% interest (approximately 46.2 million General Partner units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interest in PIMCO Advisors. PIMCO Partners, G.P. is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

            PIMCO Advisors is one of the largest investment management companies in the U.S. with approximately $217 billion under management at March 31, 1998. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company and the equity oriented Oppenheimer Capital. PIMCO Advisors business focuses on:

            Institutional Fixed Income. PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients. Fixed income management is led by Pacific Investment Management Company, which offers impressive long term performance records across a diverse range of product offerings such as total return, international and other duration or sector specific strategies.

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

            Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of PIMCO Funds, PIMCO Advisors family of 45 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups.

            Retail Distribution. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owed broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401K programs and various investment products through sponsored investment companies.

            PIMCO Advisors strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets, (ii) growth in the retail market by building brand awareness and marketing of the PIMCO Funds through its broker dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors.

            The financial condition and results of operations of PIMCO Advisors are discussed below under "PIMCO ADVISORS L.P."

COMBINATION OF OPPENHEIMER CAPITAL AND PIMCO ADVISORS

            On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interest in PIMCO Holdings. In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one-percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner.

            On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, representing an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly-owned subsidiary of PIMCO Advisors, and the limited partner units of PIMCO Holdings came to represent an investment in the business of PIMCO Advisors. On December 1, 1997, PIMCO Holdings effected a 1.67 for 1 split of the PIMCO Holdings units, so that each PIMCO Holdings unit outstanding after the split represented an economic interest in one PIMCO Advisors unit.

            On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings' general partner interest in PIMCO Advisors increased to approximately 43%.

            Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors.

PIMCO ADVISORS HOLDINGS L.P.

COMPARATIVE RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO PRO FORMA QUARTER ENDED MARCH 31, 1997

            Because of the different ownership interests during the historical reporting periods and the different fiscal quarter ends of the historical reporting periods, management has included below certain pro forma financial information as if the above discussed transactions had been completed as of January 1, 1996. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from the inclusion of 67% of Oppenheimer Capital's stand alone results prior to November 30, 1997 as compared with 43% of the consolidated results of PIMCO Advisors after December 31, 1997, and from certain events effected in the transactions principally related to the creation and amortization of intangible assets.

            The pro forma results of PIMCO Advisors are discussed separately under "PIMCO Advisors L.P." The following tables compare actual results of operations of PIMCO Holdings and PIMCO

Advisors for the quarter ended March 31, 1998 and the pro forma results of operations for the quarter ended March 31, 1997 as if the acquisition discussed above had occurred on January 1, 1996.


                                                          PIMCO ADVISORS HOLDINGS L.P.
                                                  -----------------------------------------------
                                                      FOR THE THREE MONTHS ENDED MARCH 31,
                                                         1998                      1997
                                                       ---------               ----------
                                                        ACTUAL                  PRO FORMA
                                                  (Dollars in thousands, except per unit amounts)
                                                  -----------------------------------------------
Equity in earnings of PIMCO Advisors L.P               $  20,038               $   12,670
Other expenses                                             3,513                       --
                                                       ---------               ----------
NET INCOME                                                16,525               $   12,670
                                                       =========               ==========

BASIC NET INCOME PER UNIT                              $    0.36               $     0.28
                                                       =========               ==========
DILUTED NET INCOME PER UNIT                            $    0.34               $     0.27
                                                       =========               ==========
DISTRIBUTIONS DECLARED PER UNIT                        $    0.53                      N/A
                                                       =========               ==========



                                                                              PIMCO ADVISORS L.P.
                                                                        ------------------------------------
                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                            1998                   1997
                                                                          --------               --------
                                                                           ACTUAL                PRO FORMA
                                                                                (Dollars in thousands)
                                                                        ------------------------------------
REVENUES
     Investment advisory fees:
            Private accounts                                              $129,150               $102,457
            Proprietary Funds                                               46,813                 36,979
     Distribution and servicing fees                                        17,894                 14,913
                                                                          --------               --------
            Total revenues                                                 193,857                154,349
                                                                          --------               --------

EXPENSES

     Compensation and benefits                                              83,851                 64,503
     Commissions                                                            17,241                 13,531
     Amortization of intangible assets, Restricted Unit and
        Option Plans                                                        19,658                 25,452
     General and administrative                                              8,931                  6,962
     Occupancy and equipment                                                 5,122                  4,168
     Other expense, net                                                     12,272                  9,510
                                                                          --------               --------
            Total expenses                                                 147,075                124,126
                                                                          --------               --------
NET INCOME                                                                $ 46,782               $ 30,223
                                                                          ========               ========

The above pro forma operating results give effect to:

(i)       Conversion of PIMCO Holdings to a calendar year reporting basis;
(ii) The issuance of 2.1 million restricted Class A limited partner units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");
(iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $146.9 million had been exchanged as of December 31, 1997;
(iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;
(v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as result of the Opgroup Transaction and which will be amortized over 20 years;
(vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;
(vii) The elimination of the priority distribution structure related to pre-December 31, 1997 rights of PIMCO Advisors Class A units; and
(viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

            This pro forma information is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

            PIMCO Holdings realized $20.0 million as its proportionate share of earnings of PIMCO Advisors (approximately 43%) during the quarter ended March 31, 1998 as compared with $12.7 million pro forma in first quarter of 1997, an increase of $7.4 million or 58.2%. This increase in earnings was the result of an increase in the net income of PIMCO Advisors, resulting principally from its increased managed assets and the related revenues, offset by operating expense increases.

            The amortization of intangible assets at PIMCO Advisors in 1997 includes a charge of approximately $6.5 million related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' master limited partnership (MLP) structure, originally scheduled to expire on December 31, 1997. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there is no specific intangible amortization related to this structure in the future. It is expected, therefore, that amortization of the remaining intangibles, including both the amortization of goodwill and restricted unit and option plans, will approximate $80 million annually. Based upon current operating margins, the newly enacted tax amounts to an approximate 17% to 18% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution, aggregating approximately $3.5 million in the first quarter of 1998.

QUARTER ENDED MARCH 31, 1998 COMPARED TO THE HISTORICAL FISCAL QUARTER ENDED JANUARY 31, 1997

            PIMCO Holdings recorded equity in earnings of PIMCO Advisors for the quarter ended March 31, 1998 of $20.0 million compared to equity in earnings of $15.4 million for the quarter ended January 31, 1997. Equity in earnings of Oppenheimer Capital for the quarter ended January 31, 1997 included gains recognized by Oppenheimer Capital on the Quest sales of $1.8 million. Interest income of $812,000 during the quarter ended January 31, 1997 represented interest earned on the Equities Note for the period.

            PIMCO Holdings recorded no amortization of intangible assets during the quarter ended March 31, 1998 compared to $652,000 during the quarter ended January 31, 1997. Other expenses amounted to $3.5 million during the quarter ended March 31, 1998 compared to $33,000 for the quarter January 31, 1997. The increase in other expenses was primarily a result of the newly enacted federal and state taxes imposed on publicly traded master limited partnerships starting in January 1998.

TAXES

            PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of individual partners. However, beginning in calendar year 1998, PIMCO Holdings elected to be subject to a 3.5% federal tax on its share of PIMCO Advisors' gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of this tax will reduce both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes may be imposed by states in which PIMCO Holdings operates.

LIQUIDITY AND CAPITAL RESOURCES

            PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended March 31, 1998, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $0.53 per unit compared to distributions declared during the quarter ended January 31, 1997 of $0.56 (including the $0.06 per unit special distribution in 1997 resulting from the Deferred Purchase Payment received on the Quest sale). PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes. The Management Board of PIMCO Advisors has set a quarterly distribution rate of $0.60 per PIMCO Advisors unit for the first three calendar quarters of 1998, which equates to a distribution rate at PIMCO Holdings of $0.53 per unit after taxes.

            Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that the stated distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors.

PIMCO ADVISORS L.P.

COMPARATIVE RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1998 COMPARED TO PRO FORMA QUARTER ENDED MARCH 31, 1997

REVENUES

            PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients and advisory, distribution and servicing fees for services provided principally to the PIMCO Funds.

            Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors' management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management.

The following table sets forth the composition of PIMCO Advisors assets under management for the quarter ended March 31, 1998 compared to pro forma March 31, 1997:

                                                 MARCH 31, 1998         MARCH 31, 1997
                                                 --------------         --------------
                                                    ACTUAL                PRO FORMA
                                                 --------------         --------------
                                                          (Dollars in millions)
ASSETS UNDER MANAGEMENT BY SOURCE:
     Institutional separate accounts
            Fixed income                            $ 88,569               $ 64,105
            Equity                                    55,328                 44,606
     Retail products and mutual funds                 73,752                 52,434
                                                    --------               --------
                        Total                       $217,649               $161,145
                                                    ========               ========

ASSETS UNDER MANAGEMENT BY TYPE:
     Fixed income                                   $121,080               $ 88,304
     Equity                                           93,575                 69,604
     Money market                                      2,994                  3,237
                                                    --------               --------
                        Total                       $217,649               $161,145
                                                    ========               ========

            PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PFD, were $193.9 million for the quarter ended March 31, 1998 compared to $154.3 million pro forma in the first quarter of 1997, an increase of $39.6 million or 25.6%. Advisory revenues were $176.0 million for the quarter ended March 31, 1998 compared to $139.4 million for the same pro forma period in 1997, an increase of $36.6 million or 26.2%. Distribution and servicing revenues for the quarter ended March 31, 1998 increased to $17.9 million from $14.9 million for the same pro forma period in 1997. The increase in PIMCO Advisors revenues for the quarter ended March 31, 1998 was influenced predominantly by a pro forma $56.5 billion or 35.1% year over year increase in assets under management as of March 31,

1998, which included $18 billion of net cash inflows. Assets under management aggregated $217.6 billion at March 31, 1998. During the quarter ended March 31, 1998, assets under management increased $18.1 billion, including net cash inflows of $5.5 billion. There can be no assurances that future increases in assets under management, cash flows or market activity will occur at the rates experienced recently. Performance based fees were $4.8 million for the quarter ended March 31, 1998 compared to $1.6 million during the same pro forma period in 1997. The increase in performance based fees occurred principally in an equity product seeking to outperform the S&P 500 Index.

EXPENSES

            Compensation and benefits for the quarter ended March 31, 1998 were $83.9 million, which was $19.3 million or 30.0% higher than the same pro forma period in 1997. This increase reflects additional staffing, at both Pacific Investment Management Company and Oppenheimer Capital, as well as higher profit sharing expenses which are based on profits of each of the investment management subsidiaries.

            Commission expenses related to sales and servicing of retail mutual funds and similar products, increased $3.7 million to $17.2 million in the first quarter of 1998 compared to the same pro forma period in 1997, reflecting higher "trail" commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

            General and administrative expenses were to $8.9 million during the quarter ended March 31, 1998, an increase of $1.9 million or 28.3% over the same pro forma period in 1997. This increase can be primarily attributed to the 1997 conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds and a corresponding increase in such asset levels since last year. Occupancy and equipment increased by $1.0 million to $5.1 million for the quarter ended March 31, 1998 in comparison to the same pro forma period in 1997. The increase can be attributed primarily to additional office space and equipment as a result of the additional staffing.

            Amortization of intangible assets were $13.8 million for the quarter ended March 31, 1998 compared to $20.2 million pro forma in the first quarter of 1997, a decrease of $6.4 million or 31.9%. The amortization of intangible assets in 1997 includes a charge of approximately $6.4 million related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' MLP structure, originally scheduled to expire on December 31, 1997. It is expected that amortization of the remaining intangibles will approximate $55 million annually.

            Restricted unit and option plan costs amounted to $5.9 million in the quarter ended March 31, 1998 and $5.3 million pro forma in the comparable quarter of 1997. It is expected that such charges will approximate $24 to $25 million annually.

            Other cash expenses increased by $2.8 million for the quarter ended March 31, 1998 in comparison to the same pro forma 1997 period due principally to increases in marketing and promotional costs and professional fees as well as other increases reflective of inflation and increased staffing.

LIQUIDITY AND CAPITAL RESOURCES

            PIMCO Advisors and its predecessor entities' combined business have not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors policy is to make quarterly distributions to its unitholders.

            PIMCO Advisors had approximately $136.3 million of cash and cash equivalents and short-term investments at March 31, 1998 compared to approximately $67.9 million at December 31, 1997. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

            For the quarter ended March 31, 1998, PIMCO Advisors declared total distributions to holders of PIMCO Advisors units of $0.60. PIMCO Advisors' policy is to distribute substantially all its net cash flow on an annual basis. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. The Management Board of PIMCO Advisors has set a quarterly distribution rate of $0.60 per PIMCO Advisors unit for the first three calendar quarters of 1998, which equates to a distribution rate at PIMCO Holdings (after taxes at PIMCO Holdings) of $0.53 per unit. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that the stated distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

            PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. In December of 1997, $146.9 million of that debt was exchanged for Class A units at a rate of $33.33 per unit. The remaining $83.1 million of such debt is expected to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years. In November 1997, PIMCO Advisors amended its April 1996, four year revolving line of credit to increase the available amount for working capital purposes from $25 million to $75 million. As of March 31, 1998, $65 million was outstanding under this facility. PIMCO Advisors is currently negotiating an expanded, syndicated five year revolving credit facility, expected to be finalized in the second quarter of 1998.

OTHER FACTORS

            During the quarter ended March 31, 1998, assets under management for PIMCO Advisors and its subsidiaries increased $18.1 billion. While net cash inflows for PIMCO Advisors, as a whole, were significant ($5.5 billion during the first quarter of 1998), Columbus Circle Investors continued to experience net cash outflows ($675 million during first quarter of 1998), significantly slowing the trend seen over the last year.

            PIMCO Advisors and its subsidiaries are aware of and addressing the issues surrounding technology and the year 2000. PIMCO Advisors continues to audit its proprietary and purchased systems and anticipates that any required conversions and upgrades will be completed in 1999. Year 2000 technology conversions are not expected to result in any material cost or impact on operations.

            The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PIMCO Advisors. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PIMCO Advisors. PIMCO Advisors' advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PIMCO Advisors. Any resulting revenue fluctuations may or may not be recoverable in the pricing of services offered by PIMCO Advisors.

                          PIMCO ADVISORS HOLDINGS L.P.
                        STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                           MARCH 31, 1998        DECEMBER 31, 1997
                                                                                           --------------        -----------------
                                                                                                    (Dollars in thousands)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
     Current assets:
         Cash and cash equivalents                                                             $ 15,620               $ 15,522
         Distribution receivable and other current assets                                        27,801                 15,187
                                                                                               --------               --------
            Total current assets                                                                 43,421                 30,709
     Investment in operating partnership                                                        400,574                408,137
     Other non current assets                                                                       153                    118
                                                                                               --------               --------

TOTAL ASSETS                                                                                   $444,148               $438,964
                                                                                               ========               ========


LIABILITIES

     Distribution payable                                                                      $ 24,501               $ 15,112
     Other current liabilities                                                                   19,150                 15,515
                                                                                               --------               --------
            Total liabilities                                                                    43,651                 30,627
                                                                                               --------               --------

PARTNERS' CAPITAL

     General Partner                                                                                 44                     41
     Limited Partners (46,222,499 units issued and outstanding at March 31, 1998 and 45,531,583 units issued and outstanding at December 31, 1997)
                                                                                                400,453                408,296
                                                                                               --------               --------
            Total Partners' Capital                                                             400,497                408,337
                                                                                               --------               --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                        $444,148               $438,964
                                                                                               ========               ========





The accompanying notes are an integral part of these consolidated financial statements

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                          FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                          --------------------------   --------------------------
                                                                 MARCH 31, 1998             JANUARY 31, 1997
                                                          --------------------------   --------------------------
                                                              (Dollars in thousands, except per unit amounts)
REVENUES:
   Equity in earnings of operating partnership:
            Operating earnings                                       $20,038                    $13,584
            Gain on Quest sales                                           --                      1,800
                                                                     -------                    -------
            Total equity in earnings of operating
                 partnership                                          20,038                     15,384
   Interest                                                               --                        812
                                                                     -------                    -------
                        Total revenues                                20,038                     16,196
                                                                     -------                    -------
EXPENSES:

   Amortization of intangible assets                                      --                        652
   Other                                                               3,513                         33
                                                                     -------                    -------
                        Total expenses                                 3,513                        685
                                                                     -------                    -------
NET INCOME                                                           $16,525                    $15,511
                                                                     =======                    =======

BASIC NET INCOME PER UNIT                                            $  0.36                    $  0.60
                                                                     =======                    =======
DILUTED NET INCOME PER UNIT                                          $  0.34                    $  0.60
                                                                     =======                    =======
DISTRIBUTIONS DECLARED PER UNIT                                      $  0.53                    $  0.56
                                                                     =======                    =======





The accompanying notes are an integral part of these consolidated financial statements

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                                                          ENDED                       ENDED
                                                                  -----------------            --------------------
                                                                     MARCH 31, 1998              JANUARY 31, 1997
                                                                  -----------------            --------------------
                                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                              $ 16,525                     $ 15,511
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Distributions received less than the equity in
         earnings of operating partnerships                               (4,952)                      (4,494)
     Amortization of intangibles                                                                          652
     Change in operating assets and liabilities:
         Change in other assets                                              (15)                         (11)
         Change in other liabilities                                       3,635                           --
                                                                        --------                     --------
Net cash provided by operating activities                                 15,193                       11,658
                                                                        --------                     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in operating partnerships                                        (120)                          --
                                                                        --------                     --------
Net cash used in investing activities                                       (120)                          --
                                                                        --------                     --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions paid                                                  (15,112)                     (11,641)
Capital contribution from General Partner                                     17                           --
Issuance of limited partnership units on
   exercise of options                                                       120                           --
                                                                        --------                     --------
Net cash used in financing activities                                    (14,975)                     (11,641)
                                                                        --------                     --------

Net increase (decrease) in cash and cash equivalents                          98                           17
Cash and cash equivalents, beginning of period                            15,522                           55
                                                                        --------                     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 15,620                     $     72
                                                                        ========                     ========

SUPPLEMENTAL DISCLOSURE
New York City unincorporated business tax paid                          $      -                     $     35
                                                                        ========                     ========



The accompanying notes are an integral part of these consolidated financial statements

                          PIMCO ADVISORS HOLDINGS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

 (1) The condensed financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at March 31, 1998 and December 31, 1997, (b) the results of operations for the three-month periods ended March 31, 1998 and January 31, 1997, and
            (c) the cash flows for the three-month periods ended March 31, 1998 and January 31, 1997, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 43% interest (approximately 46.2 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

            On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, representing an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly-owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. On December 1, 1997, PIMCO Holdings effected a 1.67 for 1 split of the PIMCO Holding units, so that each PIMCO Holdings unit outstanding after the split represented an economic interest in one PIMCO Advisors unit. The transaction was accounted for at book value of PIMCO Advisors, as a transaction between related parties.

                          PIMCO ADVISORS HOLDINGS L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


            On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings' general partner interest in PIMCO Advisors increased to approximately 43%. Concurrently, PIMCO Holdings New York Stock Exchange trading symbol was changed from "OCC" to "PA".

            Prior to November 4, 1997, PIMCO Holdings was a publicly traded limited partnership owned 1% by its general partner, Opfin and 99% by its public limited partners. PIMCO Holdings sole business was its ownership of a 67.6% interest in Oppenheimer Capital, a registered investment adviser. Opfin held the remaining 32.4% interest in Oppenheimer Capital.

(3) Effective December 1, 1997, PIMCO Holdings effected a 1.67 for 1 unit split of PIMCO Holdings units. For purposes of these financial statements, all units outstanding, and all per unit amounts, have been restated to reflect the split of the PIMCO Holdings units.

            Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors. Accordingly, current calendar quarter information is reported and compared with the historical quarterly information for the fiscal quarter ending within the corresponding calendar quarter of the prior year.

(4) Basic net income per unit is computed based on the weighted average number of units outstanding. Diluted net income per unit is computed assuming the exercise of dilutive unit options at the operating partnership and the resulting impact on the equity in earnings of that partnership attributable to PIMCO Holdings. See Exhibit 11 for the computation of the effect of the dilution at the operating partnership on PIMCO Holdings' net income per unit during the periods.

            Distributions on the units outstanding are paid quarterly in arrears 30 days after the end of the quarter to unitholders of record as of the last day of the quarter.

                      PIMCO ADVISORS L. P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                                 MARCH 31, 1998  DECEMBER 31, 1997
                                                                                                 --------------  -----------------
                                                                                                     (Dollars in thousands)
ASSETS

Current assets:
     Cash and cash equivalents                                                                     $    90,423     $    34,301
     Short term investments                                                                             45,828          33,611
     Fees receivable                                                                                   152,915         148,283
     Other current assets                                                                                6,723           8,044
                                                                                                   -----------     -----------
            Total current assets                                                                       295,889         224,239
Investment in unconsolidated partnerships                                                                4,948           4,336
Fixed assets - net of accumulated depreciation and amortization                                         15,125          15,418
Intangible assets - net of accumulated amortization                                                  1,047,106       1,060,869
Other non current assets                                                                                52,705          38,174
                                                                                                   -----------     -----------
                        TOTAL ASSETS                                                               $ 1,415,773     $ 1,343,036
                                                                                                   ===========     ===========

LIABILITIES

Current liabilities:
     Accounts payable, accrued expenses and other current liabilities                              $    58,500     $    46,258
     Accrued compensation                                                                               66,505          50,033
     Distribution payable                                                                               64,804          61,786
     Short term borrowings                                                                              65,000          30,000
                                                                                                   -----------     -----------
            Total current liabilities                                                                  254,809         188,077
Long term notes                                                                                         83,129          83,129
Other non current liabilities                                                                           22,760          17,765
                                                                                                   -----------     -----------
                        Total liabilities                                                              360,698         288,971
                                                                                                   -----------     -----------

PARTNERS' CAPITAL

General Partner (47,022,498 units issued and outstanding at March 31, 1998 and 46,336,184 units
     issued and outstanding at December 31, 1997)                                                      805,204         812,884

Class A Limited Partners (61,043,526 units issued and outstanding at March 31, 1998 and
     27,201,200 units issued and outstanding at December 31, 1997)
                                                                                                       336,591         246,950
Class B Limited Partners (no units outstanding at March 31, 1998 and 32,993,050
     units issued and outstanding at December 31, 1997)                                                     --          65,662

Unamortized compensation                                                                               (86,720)        (71,431)
                                                                                                   -----------     -----------
            Total Partners' Capital                                                                  1,055,075       1,054,065
                                                                                                   -----------     -----------

                        TOTAL LIABILITIES AND PARTNERS' CAPITAL                                    $ 1,415,773     $ 1,343,036
                                                                                                   ===========     ===========





The accompanying notes are an integral part of these consolidated financial statements

                      PIMCO ADVISORS L. P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                              FOR THE THREE MONTHS ENDED
                                                                                         -------------------------------------
                                                                                         MARCH 31, 1998         MARCH 31, 1997
                                                                                         --------------         --------------
                                                                                                (Dollars in thousands)
REVENUES

     Investment advisory fees:
            Private accounts                                                               $129,150               $ 52,533
            Proprietary Funds                                                                46,813                 36,980
     Distribution and servicing fees                                                         17,894                 13,793
                                                                                           --------               --------
            Total revenues                                                                  193,857                103,306
                                                                                           --------               --------

EXPENSES

     Compensation and benefits                                                               83,851                 45,178
     Commissions                                                                             17,241                 10,248
     Amortization of intangible assets, Restricted Unit and Option Plans                     19,658                 10,293
     General and administrative                                                               8,931                  5,491
     Occupancy and equipment                                                                  5,122                  2,460
     Other                                                                                   12,272                  6,447
                                                                                           --------               --------
            Total expenses                                                                  147,075                 80,117
                                                                                           --------               --------
NET INCOME                                                                                 $ 46,782               $ 23,189
                                                                                           ========               ========

NET INCOME PER UNIT:
     Basic net income per General Partner and Class A Limited Partner Unit                 $   0.44               $   0.32
                                                                                           ========               ========
     Diluted net income per General Partner and Class A Limited Partner Unit               $   0.41               $   0.32
                                                                                           ========               ========




The accompanying notes are an integral part of these consolidated financial statements

                      PIMCO ADVISORS L. P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               FOR THE THREE MONTHS ENDED
                                                                         ------------------------------------
                                                                         MARCH 31, 1998        MARCH 31, 1997
                                                                         --------------        --------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 46,782                $ 23,189
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation, amortization                                             16,811                  10,649
     Restricted unit & Option Plans                                          5,895                   1,291
     Equity in income of unconsolidated partnership                            (52)                    (29)
     Unrealized (gain) loss on investments                                    (781)                     28
     Issuance of restricted units in lieu of directors fees                     --                      81
     Change in operating assets and liabilities:
           Change in fees receivable                                        (4,632)                  4,590
           Change in other assets                                          (14,545)                 (4,222)
           Change in accrued liabilities and other current
               liabilities                                                  12,242                 (10,198)
           Change in accrued compensation                                   16,472                  10,276
           Change in other long term liabilities                             4,995                   1,462
                                                                          --------                --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   83,187                  37,117
                                                                          --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                    (1,042)                   (865)
Notes receivable advances                                                     (380)                   (123)
Purchase of investments                                                    (12,583)                (10,938)
Proceeds from sale of investments                                            1,200                   9,500
Investment in partnership                                                     (612)                    (65)
                                                                          --------                --------
NET CASH USED IN INVESTING ACTIVITIES                                      (13,417)                 (2,491)
                                                                          --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowing                                                        35,000                      --
Cash distributions paid                                                    (61,786)                (34,540)
Issuance of limited partnership units to deferred
    compensation plan trust                                                  9,945                      --
Capital contribution from General Partner                                       16                      --
Issuance of limited partnership units on
    exercise of options                                                      3,177                      --
                                                                          --------                --------
Net cash used in financing activities                                      (13,648)                (34,540)
                                                                          --------                --------

Net increase in cash and cash equivalents                                   56,122                      86
Cash and cash equivalents, beginning of period                              34,301                  41,312
                                                                          --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 90,423                $ 41,398
                                                                          ========                ========

Supplemental disclosure
Income tax paid                                                           $  3,940                $    233
                                                                          ========                ========
Interest paid                                                             $  1,328                $     67
                                                                          ========                ========



The accompanying notes are an integral part of these consolidated financial statements

                               PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at March 31, 1998 and December 31, 1997, (b) the results of operations for the three-month periods ended March 31, 1998 and 1997, and (c) the cash flows for the three-month periods ended March 31, 1998 and 1997, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

(2) PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management Company (a subsidiary of Pacific Life Insurance Company) merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation").

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

            On November 30, 1997, Oppenheimer Capital merged with a subsidiary of PIMCO Advisors, with Oppenheimer Capital surviving (the "OpCap Merger"). In the OpCap Merger, PIMCO Advisors acquired from PIMCO Holdings its 67.6% general partner interest in Oppenheimer Capital in exchange for 26.1 million PIMCO Advisors Class A units, an approximate 24% general partner interest in PIMCO Advisors. As a result, Oppenheimer Capital became a wholly-owned subsidiary of PIMCO Advisors and the limited partner units of PIMCO Holdings came to represent an indirect investment in the business of PIMCO Advisors. As a result, the consolidated statement of operations includes the operations of Oppenheimer Capital since November 4, 1997. The transaction was accounted for at book value of PIMCO Advisors, as a transaction between related parties.

            On December 31, 1997, PIMCO Advisors caused its 19.5 million publicly held units to be contributed to PIMCO Holdings in exchange for an equal number of PIMCO Holdings units. As a result, PIMCO Advisors ceased to be publicly traded, and PIMCO Holdings general partner

                               PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                   (CONTINUED)


            interest in PIMCO Advisors increased to approximately 43%. Concurrently, PIMCO Holdings' New York Stock Exchange trading symbol was changed from "OCC" to "PA".

(3) Basic net income per unit is computed based on the weighted average number of units outstanding. Diluted net income per unit is computed assuming the exercise of dilutive unit options. See Exhibit 11 for the computation of the effect of the dilution per unit during the periods.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.

                                    1998 PLAN

            On April 21, 1998 the Management Board of PIMCO Advisors Holdings L.P. (the "Registrant") adopted and approved the 1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "1998 Plan") effective as of January 1, 1998. The 1998 Plan was also adopted by the Management Board of PIMCO Advisors L.P. on April 21, 1998.

            The 1998 Plan was adopted to replace the previous unit-based incentive plans sponsored by PIMCO Advisors and Oppenheimer Capital. As of the effective date of the adoption of the 1998 Plan, each option outstanding under the 1993 Unit Option Plan of PIMCO Advisors L.P., the 1996 Unit Incentive Plan of PIMCO Advisors L.P., the Oppenheimer Capital Amended and Restated Restricted Option Plan and the Oppenheimer Capital Amended and Restated Restricted Unit Plan was replaced by an option or award under the 1998 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced.

            The 1998 Plan is a joint plan of the Registrant and PIMCO Advisors. Generally, the 1998 Plan provides for awards of limited partner units of the Registrant, although participants who are eligible to be partners of PIMCO Advisors may elect to receive limited partner units in PIMCO Advisors upon exercise or vesting of the awards.

            The total number of limited partner units subject to the 1998 Plan is the sum of (i) the number of units underlying awards assumed under the previous unit based incentive plans, and (ii) two percent of the outstanding PIMCO Advisors general partner and limited partnership units on January 1 of each year beginning January 1, 1998, on a cumulative basis. On January 1, 1998,
2.13 million units were available for new awards and grants (based on 106,530,384 general and limited partner units outstanding). On March 31, 1998 there were awards and grants covering 12,562,565 partnership units outstanding and awards and grants covering 651,500 partnership units remained available to be granted in 1998 under the 1998 Plan. Each year on January 1, the number of Partnership Units subject to the 1998 Plan will increase by a number of units equal to two percent of the outstanding PIMCO Advisors Units on that date.

            Because the 1998 Plan is considered a broadly based plan under rules promulgated by the New York Stock Exchange, the 1998 Plan is not required to be approved by the Unitholders. A copy of the 1998 Plan is attached hereto as
Exhibit 10.1.

EXECUTIVE DEFERRED COMPENSATION PLAN

            On April 21, 1998 the Management Board of the Registrant adopted and approved the Executive Deferred Compensation Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "Deferred Compensation Plan") effective as of January 1, 1998. The Deferred Compensation Plan was also adopted by the Management Board of PIMCO Advisors L.P. on April 21, 1998. The Deferred Compensation Plan was adopted as an amendment and restatement of a similar plan of PIMCO Advisors adopted effective December 1, 1996. The Deferred Compensation Plan is an unfunded nonqualified deferred compensation plan pursuant to which a portion of compensation otherwise payable to certain eligible employees will be subject to mandatory deferral, and pursuant to which eligible employees may elect to defer additional amounts of compensation.

            An employee's eligibility to participate in the Deferred Compensation Plan is determined based on that employee's estimated compensation for the plan year in question. Employees with estimated compensation in excess of $250,000 (as adjusted for inflation) for a plan year are eligible. Participation in the Deferred Compensation Plan consists of a mandatory component and a voluntary component, determined based on the level of an eligible employee's equity holdings in PIMCO Advisors and PIMCO Holdings. Participation is mandatory for an eligible employee whose equity holdings are less than his estimated compensation for that plan year, unless the employee's estimated compensation is greater than $1 million, in which case participation is mandatory unless the employee's equity holdings are greater than twice his estimated compensation for that plan year. In addition, a participating employer may specify that any person elected as a Managing Director shall be a mandatory participant for the year in which he is elected, and such additional number of years as may be specified by the employer. Eligible employees who are not required to participate may voluntarily elect to defer a portion of their compensation pursuant to the Deferred Compensation Plan. Employees for whom participation is mandatory are subject to deferrals of compensation according to the following schedule: (i) 10% of compensation in excess of $250,000 up to $500,0000; (ii) 30% of compensation in excess of $500,000 up to $1,000,000; and
(iii) 30% of all compensation in excess of $1,000,000 (Pacific Investment Management Company has elected a 40% deferral rate for compensation over $1,000,000).

            If a participant's equity holdings are less than four times his estimated compensation for the plan year, cash in his subaccounts is invested in Advisors Units at a 15% discount from fair market value. Each month, the Trustee will use available cash to acquire Advisors Units from PIMCO Advisors.
A copy of the Executive Deferred Compensation Plan is attached hereto as Exhibit 10.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

EXHIBIT NO.     DESCRIPTION

10.1 1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P.

10.2 Executive Deferred Compensation Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P.

11           Computations of Net Income Per Unit.

27           Financial Data Schedule.

        (b)     Reports on Form 8-K. None

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              PIMCO Advisors Holdings L.P.


                                              By: /s/ William D. Cvengros
                                                  -----------------------------
                                                  William D. Cvengros
                                                  Chief Executive Officer


                                              By: /s/  Robert M. Fitzgerald
                                                  -----------------------------
                                                  Robert M. Fitzgerald
                                                  Principal Accounting Officer



Date:  May 14, 1998

                                 EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

10.1 1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P.

10.2 Executive Deferred Compensation Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P.

11           Computations of Net Income Per Unit.

27           Financial Data Schedule.