Form 10-K/A
period 1997-12-31
PIMCO ADVISORS HOLDINGS LP
filed 1998-06-15
CIK 814562

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

                                 Amendment No.1
                                     To The
Mark One:
      [_] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the Fiscal Year ended December 31, 1997

                                       or

      [X] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

        For the Transition Period from May 1, 1997 to December 31, 1997
                                       -----------    -----------------

                          Commission file No. 1-9597

                          PIMCO ADVISORS HOLDINGS L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                            13-3412614
--------------------------------------------------------------------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

800 Newport Center Drive, Newport Beach, CA.                    92660
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code: (949) 717-7022

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
     Title of each class                                    which registered
     -------------------                                    ----------------
Units of Limited Partner Interest                       New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                     None
--------------------------------------------------------------------------------
                               (Title of Class)
--------------------------------------------------------------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     PIMCO Advisors Holdings L.P. (the "Company" or "Registrant") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include Restated Financial Data Schedules for (i) the year ended April 30, 1995, (ii) the quarter ended July 31, 1995, (iii) the quarter ended October 31, 1995, (iv) the quarter ended January 31, 1996, (v) the year ended April 30, 1996, (vi) the quarter ended July 31, 1996, (vii) the quarter ended October 31, 1996, (viii) the quarter ended January 31, 1997, (ix) the year ended April 30, 1997, (x) the quarter ended July 31, 1997, and (xi) the quarter ended October 31, 1997. The Amendment is a result of the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

     Accordingly, the Registrant hereby amends the following exhibits of its Annual Report on Form 10-K for the year ended December 31, 1997, as set forth on the pages attached hereto.


Exhibit 27.2    Financial Data Schedule Restated for the year ended April 30, 1995.
Exhibit 27.3    Financial Data Schedule Restated for the quarter ended July 31, 1995.
Exhibit 27.4    Financial Data Schedule Restated for the quarter ended October 31, 1995.
Exhibit 27.5    Financial Data Schedule Restated for the quarter ended January 31, 1996.
Exhibit 27.6    Financial Data Schedule Restated for the year ended April 30, 1996.
Exhibit 27.7    Financial Data Schedule Restated for the quarter ended July 31, 1996.
Exhibit 27.8    Financial Data Schedule Restated for the quarter ended October 31, 1996.
Exhibit 27.9    Financial Data Schedule Restated for the quarter ended January 31, 1997.
Exhibit 27.10   Financial Data Schedule Restated for the year ended April 30, 1997.
Exhibit 27.11   Financial Data Schedule Restated for the quarter ended July 31, 1997.
Exhibit 27.12   Financial Data Schedule Restated for the quarter ended October 31, 1997.


                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PIMCO ADVISORS HOLDINGS L.P.


                                  By:     /s/ WILLIAM D. CVENGROS
                                          -----------------------
                                          William D. Cvengros,
                                          Chief Executive Officer

Date: June 15, 1998

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


              Signature                                    Title                                     Date
              ---------                                    -----                                     ----
       /s/ William D. Cvengros                            Board Member,                           June 15, 1998
-------------------------------------                Chief Executive Officer
           William D. Cvengros                    (Principal Executive Officer)


      /s/ Robert M. Fitzgerald                   Board Member, Senior Vice President,             June 15, 1998
-------------------------------------                 Chief Financial Officer
          Robert M. Fitzgerald                         (Principal Financial
                                                      And Accounting Officer)

      /s/ Kenneth M. Poovey                     Board Member, Chief Operating Officer,            June 15, 1998
-------------------------------------                     General Counsel
          Kenneth M. Poovey