Form 10-Q
period 1998-06-30
PIMCO ADVISORS HOLDINGS LP
filed 1998-08-14
CIK 814562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1998

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from________________ to __________________

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

                                NOT APPLICABLE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes [_]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1998, there were 46,643,169 publicly traded units of limited partner interest issued and outstanding.

                              Page 1 of 28 pages

                          PIMCO ADVISORS HOLDINGS L.P.

                         PART I--FINANCIAL INFORMATION


Item 1     Financial Statements (Unaudited)
------

                                                                                         Page
                                                                                         ----
 PIMCO Advisors Holdings L.P.

 Statements of Financial Condition as of June 30, 1998 and December 31, 1997               13

 Statements of Operations for the three months ended June 30, 1998 and
     April 30, 1997 and the six months ended June 30, 1998 and April 30, 1997              14

 Statements of Cash Flows for the six months ended June 30, 1998 and April 30, 1997        15

 Notes to Financial Statements                                                             16

 PIMCO Advisors L.P.

 Consolidated Statements of Financial Condition as of June 30, 1998 and
     December 31, 1997                                                                     19

 Consolidated Statements of Operations for the three months ended
     June 30, 1998 and June 30, 1997 and the six months ended
     June 30, 1998 and June 30, 1997                                                       20

 Consolidated Statements of Cash Flows for the six months ended
     June 30, 1998 and June 30, 1997                                                       21

 Notes to Consolidated Financial Statements                                                22

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

     PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.9% by its public limited partners ("Unitholders"). PIMCO Holdings sole business is its ownership of a 43% interest (approximately 46.6 million General Partner units) in PIMCO Advisors L.P. ("PIMCO Advisors"), an investment advisor registered under the Investment Advisers Act of 1940. PIMCO Partners, G.P. and other private holders hold the remaining interest in PIMCO Advisors. PIMCO Partners, G.P. is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

     PIMCO Advisors is one of the largest investment management companies in the U.S. with approximately $228.8 billion under management at June 30, 1998. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company and the equity oriented Oppenheimer Capital. PIMCO Advisors' business focuses on:

     Institutional Fixed Income. PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients. Fixed income management is led by Pacific Investment Management Company, which offers impressive long-term performance records across a diverse range of product offerings such as total return, international and other duration or sector specific strategies.

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

     Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of PIMCO Funds, PIMCO Advisors family of 46 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups.

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

Combination of Oppenheimer Capital and PIMCO Advisors
-----------------------------------------------------

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

PIMCO ADVISORS HOLDINGS L.P.
----------------------------

Comparative Results of Operations
---------------------------------

Quarter And Six Months Ended June 30, 1998 Compared To Pro Forma Quarter And Six Months Ended June 30, 1997

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

     The pro forma results of PIMCO Advisors are discussed separately under "PIMCO Advisors L.P." The following tables compare actual results of operations of PIMCO Holdings and PIMCO Advisors for the quarter and six months ended June 30, 1998 and the pro forma results of operations for the quarter and six months ended June 30, 1997 as if the acquisition discussed above had occurred on January 1, 1996.

                                                                  PIMCO Advisors Holdings L.P.
                                                     -------------------------------------------------------
                                                     For The Three Months Ended     For The Six Months Ended
                                                              June 30,                     June 30,
                                                       1998              1997        1998            1997
                                                     -------------------------------------------------------
                                                      Actual           Pro Forma    Actual         Pro Forma
                                                          (Dollars in thousands, except per unit amounts)

Equity in earnings of PIMCO Advisors L.P.             $23,662           $15,231     $43,700          $27,901
Other expenses                                          4,288                --       7,801               --
                                                      -------           -------     -------          -------
Net income                                            $19,374           $15,231     $35,899          $27,901
                                                      =======           =======     =======          =======
Basic net income per unit                             $  0.42           $  0.33     $  0.78          $  0.61
                                                      =======           =======     =======          =======
Diluted net income per unit                           $  0.39           $  0.32     $  0.73          $  0.59
                                                      =======           =======     =======          =======
Distributions declared per unit                       $  0.53               N/A     $  1.06              N/A
                                                      =======           =======     =======          =======


                                                                       PIMCO Advisors L.P.
                                                     -------------------------------------------------------
                                                     For The Three Months Ended     For The Six Months Ended
                                                              June 30,                     June 30,
                                                       1998              1997        1998            1997
                                                     -------------------------------------------------------
                                                      Actual           Pro Forma    Actual         Pro Forma
                                                                       (Dollars in thousands)

REVENUES
Investment advisory fees:
  Private accounts                                    $142,211          $118,810    $271,361       $221,267
  Proprietary Funds                                     53,810            39,218     100,623         76,197
Distribution and servicing fees                         20,591            13,288      38,485         28,201
                                                      --------          --------    --------       --------
  Total revenues                                       216,612           171,316     410,469        325,665
                                                      --------          --------    --------       --------

EXPENSES
 Compensation and benefits                              90,241            71,642     174,092        136,145
 Commissions                                            19,784            13,666      37,025         27,197
 Amortization of intangible assets, Restricted
  Unit and Option Plans                                 20,173            25,789      39,831         51,241
 General and administrative                             10,876             7,921      19,807         14,883
 Occupancy and equipment                                 5,438             4,316      10,560          8,484
 Other expense, net                                     14,980            11,648      27,252         21,158
                                                      --------          --------    --------       --------
 Total expenses                                        161,492           134,982     308,567        259,108
                                                      --------          --------    --------       --------
Net income                                            $ 55,120          $ 36,334    $101,902       $ 66,557
                                                      ========          ========    ========       ========

The above pro forma operating results give effect to:

(i)    Conversion of PIMCO Holdings to a calendar year reporting basis;
(ii) The issuance of 2.1 million restricted Class A limited partner units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");
(iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.2 million had been exchanged as of June 30, 1998;
(iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;
(v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as result of the Opgroup Transaction and which will be amortized over 20 years;
(vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;
(vii) The elimination of the priority distribution structure related to pre - December 31, 1997 rights of PIMCO Advisors Class A units; and
(viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

       This pro forma information is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

       PIMCO Holdings realized $23.7 million as its proportionate share of earnings of PIMCO Advisors (approximately 43%) during the quarter ended June 30, 1998 as compared with $15.2 million pro forma during the quarter ended June 30, 1997, an increase of $8.5 million (or 55.4%). PIMCO Holdings' proportionate share of earnings of PIMCO Advisors for the six months ended June 30, 1998 was $43.7 million compared with $27.9 million pro forma for the six months ended June 30, 1997, an increase of $15.8 million (or 56.6%). The increases in earnings were the result of increases in the net income of PIMCO Advisors, resulting principally from its increased managed assets and the related revenues, offset by operating expense increases.

       The amortization of intangible assets at PIMCO Advisors in 1997 includes a charge of approximately $6.4 million per quarter related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' master limited partnership ("MLP") structure, originally scheduled to expire on December 31, 1997. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there is no specific intangible amortization related to this structure in the future. It is expected, therefore, that amortization of the remaining intangibles, including both the amortization of goodwill and restricted unit and option plans, will approximate $80 million annually. Based upon current operating margins, the newly enacted tax amounts to an approximate 17% to 18% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution, aggregating approximately $4.3 million in the quarter ended June 30, 1998.

Quarter And Six Months Ended June 30, 1998 Compared To The Historical Fiscal Quarter And Six Months Ended April 30, 1997

     PIMCO Holdings recorded equity in earnings of PIMCO Advisors for the three months ended June 30, 1998 of $23.7 million and $43.7 million for the six months ended June 30, 1998 compared to equity in earnings of $13.5 million for the three months ended April 30, 1997 and $28.9 million for the six months ended April 30, 1997.

     PIMCO Holdings recorded no amortization of intangible assets during the three months and six months ended June 30, 1998 compared to $632,000 during the three months ended April 30, 1997 and $1.3 million for the six months ended April 30, 1997. Other expenses amounted to $4.3 million during the quarter ended June 30, 1998 and $7.8 million for the six months ended April 30, 1998 compared to $32,000 for the quarter April 30, 1997 and $65,000 for the six months ended April 30, 1997. The increase in other expenses was primarily a result of the newly enacted federal and state taxes imposed on publicly traded master limited partnerships starting in January 1998.

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

Liquidity And Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended June 30, 1998, PIMCO Holdings declared distributions to holders of PIMCO Holdings units of $0.53 per unit compared to distributions declared during the quarter ended April 30, 1997 of $0.69 per unit. The prior year distribution included the scheduled distribution of $0.51 and $0.18 of previously retained operating cash flow. PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes. Effective with the third quarter distribution in September, the Management Board of PIMCO Advisors has indicated its intent to evaluate the distribution rate on a quarterly basis.

     Distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that current distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors.

PIMCO ADVISORS L.P.

Comparative Results of Operations
---------------------------------

Quarter And Six Months Ended June 30, 1998 Compared To Pro Forma Quarter And Six Months Ended June 30, 1997

Revenues

     PIMCO Advisors derives substantially all its revenues from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients and advisory, distribution and servicing fees for services provided principally to the PIMCO Funds.

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

The following table sets forth the composition of PIMCO Advisors assets under management for the quarter ended June 30, 1998 compared to pro forma June 30, 1997:

                                                      June 30, 1998         June 30, 1997
                                                    -----------------     -----------------
                                                          Actual              Pro forma
                                                    -----------------     -----------------
                                                              (Dollars in millions)
Assets under management by source:
  Institutional separate accounts
       Fixed income                                 $          96,317     $          68,834
       Equity                                                  53,433                50,446
  Retail products and mutual funds                             79,004                57,621
                                                    -----------------     -----------------
                  Total                             $         228,754     $         176,901
                                                    =================     =================

Assets under management by type:
 Fixed income                                       $         132,338     $          94,775
 Equity                                                        93,639                78,887
 Money market                                                   2,777                 3,239
                                                    -----------------     -----------------
                  Total                             $         228,754     $         176,901
                                                    =================     =================

     PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PIMCO Funds Distributors LLC ("PFD"), increased $45.3 million (26.4%) to $216.6 million for the three months ended June 30, 1998 compared to $171.3 million pro forma for the three months ended June 30, 1997. PIMCO Advisors consolidated revenues for the six months ended June 30, 1998 increased $84.8 million (26.0%) to $410.5 million compared to $325.7 million pro forma for the six months ended June 30, 1997. Advisory revenues increased $38.0 million (24.1%) to $196.0 million for the three months ended June 30, 1998 and $74.5 million (25.0%) to $372.0 million for the six months ended June 30, 1998 compared to $158.0 million and $297.5 million, respectively, for the same pro forma periods in 1997. Distribution and servicing revenues increased to $20.6 million for the three months ended June 30, 1998 and to $38.5 million for the six months ended June 30, 1998, compared to $13.3 million and $28.2 million, respectively, for the same pro forma periods in 1997.

     The increases in PIMCO Advisors' revenues for the quarter and six months ended June 30, 1998 resulted primarily from a pro forma $51.9 billion (or 29.3%) year-over-year increase in assets under management as of June 30, 1998, which included $22.9 billion of net cash inflows. Assets under management reached $228.8 billion at June 30, 1998. Assets under management increased by $11.1 billion during the three months ended June 30, 1998 and by $29.3 billion during the six months ended June 30, 1998, including net cash inflows of $5.8 billion for the three months ended June 30, 1998 and $11.3 billion for the six months ended June 30, 1998. Performance based fees were $11.7 million for the three months ended June 30, 1998 and $16.5 million for the six months ended June 30, 1998 compared to $9.9 million and $11.5 million, respectively, during the same pro forma periods in 1997. The increase in performance based fees occurred principally in an equity product seeking to outperform the S&P 500 Index. There can be no assurances that future increases in assets under management, cash flows or performance based fees will occur at the rates experienced recently.

Expenses

     Compensation and benefits were $90.2 million for the three months ended June 30, 1998 and $174.1 million for the six months ended June 30, 1998, which was $18.6 million (or 26.0%) higher and $37.9 million (or 27.9%) higher, respectively, than the same pro forma periods in 1997. This increase reflects additional staffing, including substantial additions at both Pacific Investment Management Company and Oppenheimer Capital, as well as higher profit sharing expenses due to increased profits of the investment management subsidiaries.

     Commission expenses related to sales and servicing of retail mutual funds and similar products, increased $6.1 million to $19.8 million in the three months ended June 30, 1998 and $9.8 million to $37.0 million in the six months ended June 30, 1998 compared to the same pro forma periods in 1997. These increases reflect strong performance by our proprietary PIMCO Funds mutual fund family, both through higher "trail" commissions due to an increased level of qualifying assets, as well as through increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

     General and administrative expenses were $10.9 million for the three months ended June 30, 1998, and $19.8 million for the six months ended June 30, 1998, an increase of $3.0 million (or 37.3%) and $4.9 million (or 33.1%), respectively, over the same pro forma periods in 1997. This increase can be primarily attributed to the 1997 conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds and a corresponding increase in such asset levels since last year. Occupancy and equipment costs increased by $1.1 million to $5.4 million for the three months ended June 30, 1998 and increased $2.1 million to $10.6 million for the six months ended June 30, 1998 in comparison to the same pro forma period in 1997. The increase can be attributed primarily to additional office space and equipment as a result of recently increased staffing and preparation for future growth.

     Amortization of intangible assets was $13.8 million for the three months ended June 30, 1998 and $27.5 million for the six months ended June 30, 1998 compared to $20.2 million and $40.4 million, respectively, for the same pro forma periods in 1997, a decrease of $6.4 million (or 31.9%) and $12.8 million (or 31.9%) over the same pro forma periods in 1997. The amortization of intangible assets in 1997 includes a charge of approximately $6.4 million related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' MLP structure, originally scheduled to expire on December 31, 1997. It is expected that amortization of the remaining intangibles will approximate $55 million annually.

   Restricted unit and option plan costs amounted to $6.4 million in the three months ended June 30, 1998 and $12.3 million for the six months ended June 30, 1998 compared to $5.6 million and $10.9 million, respectively, for the same pro forma periods in 1997. It is expected that such charges will approximate $24 to $25 million annually.

     Other cash expenses increased by $3.3 million for the three months ended June 30, 1998 and $6.1 million for the six months ended June 30, 1998 in comparison to the same pro forma periods in 1997. The increases in other cash expenses are primarily due to increases in marketing and promotional costs and professional fees as well as other increases reflective of increased staffing and slight inflation.

Liquidity and Capital Resources

     PIMCO Advisors and its predecessor entities' combined business have not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors' policy is to make quarterly distributions to its unitholders.

     PIMCO Advisors had approximately $154.7 million of cash and cash equivalents and short-term investments at June 30, 1998 compared to approximately $67.9 million at December 31, 1997. PIMCO Advisors' liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

     For the quarter ended June 30, 1998, PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $0.60. PIMCO Advisors' policy is to distribute substantially all its net cash flow on an annual basis after establishing reasonable reserves for prudent operation of its business. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. Effective with the third quarter distribution in September, the Management Board of PIMCO Advisors has indicated its intent to evaluate the distribution rate on a quarterly basis. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that previous distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

  PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. Through June 30, 1998, $149.2 million of that debt has been exchanged for units at a rate of $33 1/3 per unit. The remaining $80,820,000 of such debt is expected (but is not required) to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years.

  On May 12, 1998, PIMCO Advisors secured a syndicated $500,000,000 credit facility to provide liquidity for working capital and strategic opportunities. This credit facility consists of (i) a Long-Term Credit Facility, providing for a $250,000,000 five-year revolving credit facility, and (ii) a Short-Term Credit Facility, providing for a $250,000,000 364-day revolving credit facility. As of June 30, 1998, $75.0 million was outstanding under the Long-Term Credit Facility.

Other Factors

     Performance Factors. During the quarter ended June 30, 1998, assets under management for PIMCO Advisors and its subsidiaries increased $11.1 billion. While net cash inflows for PIMCO Advisors, as a whole, were significant ($5.8 billion during the three months ended June 30, 1998 and $11.3 billion during six months ended June 30, 1998), Columbus Circle Investors ("CCI") and Oppenheimer Capital experienced net outflows. During the six months ended June 30, 1998, CCI experienced net cash outflows of $1.1 billion significantly slowing the trend seen during 1997. Oppenheimer Capital experienced net cash outflows of $2.2 billion during the six months ended June 30, 1998, including $1.6 billion in the current quarter. Net cash flows are dependent on external factors such as popularity of investment style, general asset allocation trends among clients, as well as internal factors like performance, dispersion and client service, which are being addressed at these subsidiaries. There can be no assurance that these efforts will be successful at reversing, halting or reducing these negative cash flows.

     Year 2000 Factors. Many computer systems and applications process transactions using two digit date fields for the year of the transaction, rather than the full four digits. If these systems are not modified or replaced, these systems could become inaccurate or inoperable by or at Year 2000. PIMCO Advisors and its subsidiaries utilize a number of significant computer systems and applications that are either developed internally or purchased from third-party suppliers. In addition PIMCO Advisors is dependent on a number of third parties for certain significant systems, applications and for provision of electronic data critical to its business. Should PIMCO Advisors' significant computer systems, applications or electronic data sources be unable to process date sensitive material, the ability of PIMCO Advisors to conduct its operations and service its clients could be significantly impaired.

     PIMCO Advisors began to address the issues surrounding the Year 2000 in 1997, and formed a Year 2000 task force of employees reporting directly to the Management Board in early 1998. This task force has established a procedure for assessment of significant hardware and software systems and applications, and has coordinated assessment of most significant systems. PIMCO Advisors currently expects that the assessment and any required modifications for most of its significant systems will be complete by the start of 1999, with testing to continue throughout 1999. In addition, PIMCO Advisors is communicating with third party service providers and vendors to assess their readiness to manage Year 2000 issues. PIMCO Advisors is in the process of developing contingency plans to address failures of internal hardware and software systems, as well as failure by third party service providers and software. In light of the difficulty in assessing the broad range of possible internal and external risks, there can be no assurance that any such plans will be effective or adequate.
The task force reported on their plans and activities to the Management Board of PIMCO Advisors in July 1998 and will continue to make quarterly reports through the Year 2000. The Management Board approved a budget for resolving Year 2000 issues to cover all identified costs and authorized management to make any further expenditures reasonably necessary or desirable to address these issues.

     PIMCO Advisors currently has identified cash costs of approximately $8 million associated with modifying, replacing and testing hardware and software systems and applications. These currently identified costs do not include (i) costs associated with replacement of hardware and software systems and applications which is being undertaken primarily for reasons other than Year 2000 issues (including approximately $4.5 million associated with the replacement of portfolio management and portfolio accounting systems at Oppenheimer Capital, to be completed during 1999), (ii) costs associated with the allocation of employees working on these issues, and (iii) costs associated with retaining any outside consultants, auditors or other service providers which may become necessary if significant problems are discovered during future testing or if the project falls behind schedule. In addition, PIMCO Advisors' current expectations regarding the Year 2000 are based upon unfinished assessment and testing and are subject to a number of uncertainties and factors which are beyond its control and which could cause actual costs to differ materially from those currently expected. At this time management of PIMCO

Advisors believes that costs associated with the Year 2000 assessment, testing and replacement will not have a material adverse effect on PIMCO Advisors' results of operations, liquidity or capital resources.

     General Economic Factors. The general economy including interest rates, inflation and client responses to economic factors will affect, to some degree, the operations of PIMCO Advisors. As a significant portion of assets under management are fixed income funds, fluctuations in interest rates could have a material impact on the operations of PIMCO Advisors. PIMCO Advisors' advisory business is generally not capital intensive and therefore any effect of inflation, other than on interest rates, is not expected to have a significant impact on its operations or financial condition. Client responses to the economy, including decisions as to the amount of assets deposited may also impact the operations of PIMCO Advisors. Any resulting revenue fluctuations may or may not be recoverable in the pricing of services offered by PIMCO Advisors.

                          PIMCO ADVISORS HOLDINGS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                            June 30, 1998      December 31, 1997
                                                          -----------------    -----------------
                                                                  (Dollars in thousands)
------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                              $          19,061    $          15,522
   Distribution receivable and other current assets                  28,065               15,187
                                                          -----------------    -----------------
       Total current assets                                          47,126               30,709
 Investment in operating partnership                                454,304              408,137
 Other non current assets                                               153                  118
                                                          -----------------    -----------------
TOTAL ASSETS                                              $         501,583    $         438,964
                                                          =================    =================

LIABILITIES
 Distribution payable                                     $          24,723    $          15,112
 Other current liabilities                                           23,627               15,515
                                                          -----------------    -----------------
        Total liabilities                                            48,350               30,627
                                                          -----------------    -----------------
PARTNERS' CAPITAL
 General Partner                                                         50                   41
 Limited Partners (46,643,169 units issued and
  outstanding at June 30, 1998 and 45,531,583 units
  issued and outstanding at December 31, 1997)                      453,183              408,296
                                                          -----------------    -----------------
         Total Partners' Capital                                    453,233              408,337
                                                          -----------------    -----------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $         501,583    $         438,964
                                                          =================    =================


The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For The           For The Three          For The              For The
                                                 Three Months Ended     Months Ended      Six Months Ended     Six Months Ended
                                                   June 30, 1998       April 30, 1997       June 30, 1998       April 30, 1997
                                                 ------------------   -----------------   -----------------   -------------------
                                                                 (Dollars in thousands, except per unit amounts)
REVENUES:
 Equity in earnings of operating partnership:
    Operating earnings                                      $23,662             $13,475             $43,700               $27,059
    Gain on Quest sales                                          --                  --                  --                 1,800
                                                 ------------------   -----------------   -----------------   -------------------
    Total equity in earnings of operating
     partnership                                             23,662              13,475              43,700                28,859
 Interest                                                        --                 787                  --                 1,599
                                                 ------------------   -----------------   -----------------   -------------------
      Total revenues                                         23,662              14,262              43,700                30,458
                                                 ------------------   -----------------   -----------------   -------------------

EXPENSES:
 Amortization of intangible assets                               --                 632                  --                 1,284
 Other                                                        4,288                  32               7,801                    65
                                                 ------------------   -----------------   -----------------   -------------------
     Total expenses                                           4,288                 664               7,801                 1,349
                                                 ------------------   -----------------   -----------------   -------------------

Net income                                                  $19,374             $13,598             $35,899               $29,109
                                                 ==================   =================   =================   ===================

Basic net income per unit                                     $0.42               $0.53               $0.78                 $1.12
                                                 ==================   =================   =================   ===================
Diluted net income per unit                                   $0.39               $0.52               $0.73                 $1.11
                                                 ==================   =================   =================   ===================
Distributions declared per unit                               $0.53               $0.69               $1.06                 $1.25
                                                 ==================   =================   =================   ===================



The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                For The              For The
                                                               Six Months           Six Months
                                                                 Ended                Ended
                                                              June 30, 1998        April 30, 1997
                                                            -----------------     ----------------
                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $          35,899     $         29,109
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Distributions received less than the equity in
  earnings of operating partnerships                                     (824)              (3,964)
 Amortization of intangibles                                                                 1,284
 Change in operating assets and liabilities:
     Change in other assets                                               (52)                  (4)
     Change in other liabilities                                        8,112                   --
                                                            -----------------     ----------------
Net cash provided by operating activities                              43,135               26,425
                                                            -----------------     ----------------

Cash Flows from Investing Activities:

Investment in operating partnerships                                     (120)                (150)
                                                            -----------------     ----------------
Net cash used in investing activities                                    (120)                (150)
                                                            -----------------     ----------------
Cash Flows from Financing Activities:

Cash distributions paid                                               (39,613)             (26,389)
Capital contribution from General Partner                                  17
Issuance of limited partnership units on
 Exercise of options                                                      120                  150
                                                            -----------------     ----------------
Net cash used in financing activities                                 (39,476)             (26,239)
                                                            -----------------     ----------------
Net increase (decrease) in cash and cash equivalents                    3,539                   36
Cash and cash equivalents, beginning of period                         15,522                   55
                                                            -----------------     ----------------
Cash and cash equivalents, end of period                    $          19,061     $             91
                                                            =================     ================

Supplemental disclosure
New York City unincorporated business tax paid              $             106     $             69
                                                            =================     ================

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at June 30, 1998 and December 31, 1997, (b) the results of operations for the three and six month periods ended June 30, 1998 and April 30, 1997, and (c) the cash flows for the six-month periods ended June 30, 1998 and April 30, 1997, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) have been made. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 43% interest (approximately 46.6 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

                          PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

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

(5) As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which PIMCO Holdings has made, units purchased in the open market after August 10, 1993 have a substantial portion of the purchase price amortized over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units.

                          PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)


     Each year, a Schedule K-1 is sent to each unitholder identifying their amortization tax benefit, if applicable. Under federal tax law, a unitholder is required to pay tax on their allocable share of the partnership's income regardless of the amount of distributions made by the partnership. As individual tax situations may vary, each prospective purchaser of units is urged to consult their tax advisor.

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                 June 30, 1998          December 31, 1997
                                                                               -----------------       -------------------
                                                                                        (Dollars in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                        $   76,335                $   34,301
 Short term investments                                                               78,327                    33,611
 Fees receivable                                                                     159,695                   148,283
 Other current assets                                                                 10,104                     8,044
                                                                                  ----------                ----------
          Total current assets                                                       324,461                   224,239
Investment in unconsolidated partnerships                                              4,893                     4,336
Fixed assets--net of accumulated depreciation and amortization                        16,519                    15,418
Intangible assets--net of accumulated amortization                                 1,033,343                 1,060,869
Other non-current assets                                                              71,721                    38,174
                                                                                  ----------                ----------
          Total assets                                                            $1,450,937                $1,343,036
                                                                                  ==========                ==========
LIABILITIES

Current liabilities:
  Accounts payable, accrued expenses and other current liabilities                $   50,380                $   46,258
  Accrued compensation                                                                84,860                    50,033
  Distribution payable                                                                66,060                    61,786
  Short term borrowings                                                               75,000                    30,000
                                                                                  ----------                ----------
  Total current liabilities                                                          276,300                   188,077
Long term notes                                                                       80,820                    83,129
Other non current liabilities                                                         34,815                    17,765
                                                                                  ----------                ----------
          Total liabilities                                                          391,935                   288,971
                                                                                  ----------                ----------
PARTNERS' CAPITAL

General Partner (47,443,168 units issued and outstanding at June 30,
 1998 and 46,336,184 units issued and outstanding at December 31,
 1997)                                                                               803,518                    812,884
Class A Limited Partners (61,289,302 units issued and outstanding at
 June 30, 1998 and 27,201,200 units issued and outstanding at
 December 31, 1997)                                                                  342,592                    246,950
Class B Limited Partners (no units outstanding at June 30, 1998 and
 32,993,050 units issued and outstanding at December 31, 1997)                            --                     65,662
Unamortized compensation                                                             (87,108)                   (71,431)
                                                                                  ----------                 ----------
          Total Partners' Capital                                                  1,059,002                  1,054,065
                                                                                  ----------                 ----------
          Total liabilities and partners' capital                                 $1,450,937                 $1,343,036
                                                                                  ==========                 ==========

The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 For The Three Months             For The Six Months
                                                                         Ended                          Ended
                                                                June 30,      June 30,           June 30,      June 30,
                                                                  1998          1997              1998           1997
                                                               ---------        --------        --------       ---------
                                                                                 (Dollars in thousands)
REVENUES
Investment advisory fees:
      Private accounts                                          $142,211        $ 63,282        $271,361        $115,815
      Proprietary Funds                                           53,810          39,217         100,623          76,197
 Distribution and servicing fees                                  20,591          13,288          38,485          27,081
                                                                --------        --------        --------        --------
      Total revenues                                             216,612         115,787         410,469         219,093
                                                                --------        --------        --------        --------
EXPENSES

 Compensation and benefits                                        90,241          50,849         174,092          96,027
 Commissions                                                      19,784          10,286          37,025          20,534
 Amortization of intangible assets, Restricted Unit and
  Option Plans                                                    20,173          10,354          39,831          20,647
 General and administrative                                       10,876           6,404          19,807          11,895
 Occupancy and equipment                                           5,438           2,570          10,560           5,030
 Other                                                            14,980           7,911          27,252          14,358
                                                                --------         -------        --------        --------
      Total expenses                                             161,492          88,374         308,567         168,491
                                                                --------         -------        --------        --------
Net income                                                      $ 55,120         $27,413        $101,902        $ 50,602
                                                                ========         =======        ========        ========

Net income per unit:
 Basic net income per General Partner and Class A
  Limited Partner Unit                                          $   0.51         $  0.34        $   0.95        $   0.66
                                                                ========         =======        ========        ========
 Diluted net income per General Partner and Class A
  Limited Partner Unit                                          $   0.48         $  0.34        $   0.90        $   0.66
                                                                ========         =======        ========        ========

The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                         For The Six             For The Six
                                                                            Months                  Months
                                                                             Ended                   Ended
                                                                         June 30, 1998           June 30, 1997
                                                                       ----------------       ------------------
                                                                               (Dollars in thousands)
Cash Flows from Operating Activities:
Net income                                                                 $ 101,902               $ 50,602
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation, amortization                                                   34,164                 21,484
 Restricted unit & Option Plans                                               12,305                  2,642
 Equity in loss of unconsolidated partnership                                     58                    227
 Unrealized gain on investments                                                 (703)                  (765)
 Issuance of restricted units in lieu of directors fees                           21                    121
 Change in operating assets and liabilities:
    Change in fees receivable                                                (11,412)                (5,746)
    Change in other assets                                                   (37,706)                (7,742)
    Change in accrued liabilities and other current
     liabilities                                                               4,121                (10,571)
    Change in accrued compensation                                            34,827                 22,555
    Change in other long term liabilities                                     17,048                  3,404
                                                                           ---------               --------
Net cash provided by operating activities                                    154,625                 76,211
                                                                           ---------               --------

Cash Flows from Investing Activities:
Purchase of fixed assets                                                      (3,878)                (1,493)
Notes receivable advances                                                       (943)                  (234)
Purchase of investments                                                      (51,419)               (35,400)
Sale of investments                                                            7,406                 19,601
Investment in unconsolidated limited partnership                                (615)                (2,465)
                                                                           ---------               --------
Net cash used in investing activities                                        (49,449)               (19,991)
                                                                           ---------               --------
Cash Flows From Financing Activities:
Short term borrowings                                                         45,000                     --
Cash distributions paid                                                     (126,625)               (68,136)
Issuance of limited partnership units to deferred
 compensation plan trust                                                      14,826                     --
Capital contribution from General Partner                                         16                     --
Issuance of limited partnership units on exercise of options                   3,641                     --
                                                                           ---------               --------
Net cash used in financing activities                                        (63,142)               (68,136)
                                                                           ---------               --------
Net increase (decrease) in cash and cash equivalents                          42,034                (11,916)
Cash and cash equivalents, beginning of period                                34,301                 41,312
                                                                           ---------               --------
Cash and cash equivalents, end of period                                   $  76,335               $ 29,396
                                                                           =========               ========
Supplemental disclosures
Income tax paid                                                            $   6,469               $    239
                                                                           =========               ========
Interest paid                                                              $   3,660               $     67
                                                                           =========               ========


The accompanying notes are an integral part of these financial statements.

                              PIMCO ADVISORS L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at June 30, 1998 and December 31, 1997, (b) the results of operations for the three and six month periods ended June 30, 1998 and 1997, and (c) the cash flows for the six-month periods ended June 30, 1998 and 1997, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2
     - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

                              PIMCO ADVISORS L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                  (continued)

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

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.

     PIMCO Holdings held a Special Meeting of the Unitholders (the "Unitholder Meeting") on June 30, 1998. At the Unitholder Meeting, the unitholders approved the adoption of the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors Holdings L.P. The number of units voting in favor of the proposal was 25,564,724, the number of units voting against or withheld were 485,490 and the number of units which abstained were 739,767.

Item 5.  Other Information

     On June 30, 1998, PIMCO Advisors and PIMCO Holdings completed the Exchange Offer pursuant to the PIMCO Advisors Amended and Restated Agreement of Limited Partnership and a Registration Statement pursuant to the Securities Act of 1933, as amended. The Exchange Offer offered to exchange one Holdings Unit for each Advisors Unit tendered. A total of 1,555,378 Holdings Units were issued as of July 7, 1998 in exchange for Advisors Units tendered in this Exchange Offer.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.   Description
-----------   -----------

    11        Computations of Net Income Per Unit.

    27        Financial Data Schedule.

     (b)  Reports on Form 8-K.

          Current Report on Form 8-K as filed with the Commission on May 20, 1998 reporting that on May 12, 1998 PIMCO Advisors entered into $500,000,000 credit facility consisting of (i) a Long-Term Credit Agreement, dated as of May 12, 1998 among PIMCO Advisors, NationsBank, N.A. ("Administrative Agent"), Deutsche Bank A.G., New York Branch ("Documentation Agent") Union Bank of California, N.A. and CitiBank, N.A. ("Co-Agents") and the financial institutions whose names are set forth on the signature pages thereof, and (ii) a Short-Term Credit Agreement, dated as of May 12, 1998 among PIMCO Advisors, the Administrative Agent, the Documentation Agent, the Co-Agents and the financial institutions whose names are set forth on the signature pages thereto.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PIMCO Advisors Holdings L.P.


                                          By:  /s/ William D. Cvengros
                                               -----------------------
                                               William D. Cvengros
                                               Chief Executive Officer


                                          By:  /s/  Robert M. Fitzgerald
                                               -------------------------
                                               Robert M. Fitzgerald
                                               Principal Accounting Officer


Date:  August 13, 1998

                                                                      EXHIBIT 11

                          PIMCO Advisors Holdings L.P.
                    Computation of Basic Net Income Per Unit
                                  (Unaudited)


                                                      For The Six     For The Six
                                                      Months Ended    Months Ended
                                                     June 30, 1998   April 30, 1997
                                                     -------------   --------------
                                                         (Dollars in thousands,
                                                        except per unit amounts)
Net income                                              $35,899          $29,109
Less net income applicable to the General Partner            (4)            (291)
                                                        -------          -------
Net income available to the Limited Partners            $35,895          $28,818
                                                        =======          =======

Weighted average number of units outstanding             46,182           25,667

Basic net income per unit                               $  0.78          $  1.12
                                                        =======          =======


                   Computation of Diluted Net Income Per Unit
                                  (Unaudited)

                                                      For The Six     For The Six
                                                      Months Ended    Months Ended
                                                     June 30, 1998   April 30, 1997
                                                     -------------   --------------
                                                         (Dollars in thousands,
                                                        except per unit amounts)
Net income                                              $35,899         $29,109
Effect on the recognized equity in earnings of the
 operating partnership resulting from the dilution
 of earnings per unit at the operating partnership       (2,250)             --
                                                        -------         -------
Net income after effect of dilution                      33,649          29,109
Less net income applicable to the General Partner            (4)           (291)
                                                        -------         -------
Diluted net income available to the Limited Partners    $33,645         $28,818
                                                        =======         =======

Weighted average number of units outstanding             46,182          25,667

Weighted average effect of limited partnership unit
 options                                                     --             205
                                                        -------        --------
Weighted average number of units and unit
 equivalents                                             46,182          25,872
                                                        =======        ========

Diluted net income per unit                             $  0.73        $   1.11
                                                        =======        ========

                                                                      EXHIBIT 11

                          PIMCO Advisors Holdings L.P.
                    Computation of Basic Net Income Per Unit
                                  (Unaudited)

                                                              For The Three                   For The Three
                                                               Months Ended                    Months Ended
                                                              June 30, 1998                   April 30, 1997
                                                              -------------                   --------------
                                                              (Dollars in thousands, except per unit amounts)

Net income                                                          $19,374                          $13,598
Less net income applicable to the General Partner                        (2)                            (136)
                                                                    -------                          -------
Net income available to the Limited Partners                        $19,372                          $13,462
                                                                    =======                          =======

Weighted average number of units outstanding                         46,430                           25,670

Basic net income per unit                                           $  0.42                          $  0.53
                                                                    =======                          =======

                   Computation of Diluted Net Income Per Unit
                                  (Unaudited)

                                                              For The Three                   For The Three
                                                               Months Ended                    Months Ended
                                                              June 30, 1998                   April 30, 1997
                                                              -------------                   --------------
                                                              (Dollars in thousands, except per unit amounts)
Net income                                                          $19,374                          $13,598
Effect on the recognized equity in earnings of the
 operating partnership resulting from the dilution
 of earnings per unit at the operating partnership                   (1,118)                              --
                                                                    -------                          -------
Net income after effect of dilution                                  18,256                           13,598
Less net income applicable to the General Partner                        (2)                            (136)
                                                                    -------                          -------
Diluted net income available to the Limited Partners                $18,254                          $13,462
                                                                    =======                          =======

Weighted average number of units outstanding                         46,430                           25,670

Weighted average effect of limited partnership unit
 options                                                                 --                              228
                                                                    -------                          -------
Weighted average number of units and unit
 equivalents                                                         46,430                           25,898
                                                                    =======                          =======

Diluted net income per unit                                         $  0.39                          $  0.52
                                                                    =======                          =======

                                                                      EXHIBIT 11
                                                                     (continued)

                              PIMCO ADVISORS L.P.
                       COMPUTATION OF NET INCOME PER UNIT
                                  (Unaudited)


     The weighted average number of units used to compute basic and diluted net income per unit was as follows:

                                                                    For The Three Months Ended
                                                                      June 30        June 30
                                                                       1998           1997
                                                                      -------        -------
                                                                         (in thousands)
Basic
General Partner and Class A Limited Partner Units                     108,395         40,946

Diluted
General Partner and Class A Limited Partner Units                     113,756         42,605
Class B Limited Partner Units                                                         34,636

                                                                     For The Six Months Ended
                                                                      June 30        June 30
                                                                       1998           1997
                                                                      -------        -------
                                                                         (in thousands)
Basic
General Partner and Class A Limited Partner Units                     107,824         40,946

Diluted
General Partner and Class A Limited Partner Units                     113,625         42,638
Class B Limited Partner Units                                                         34,837