Form 10-Q
period 1998-09-30
PIMCO ADVISORS HOLDINGS LP
filed 1998-11-16
CIK 814562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1998

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


                                NOT APPLICABLE
------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes [_]  No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1998, there were 48,290,615 units of limited partner interest issued and outstanding.

                              Page 1 of 31 pages

                          PIMCO ADVISORS HOLDINGS L.P.

                         PART I--FINANCIAL INFORMATION


Item 1     Financial Statements (Unaudited)
------
                                                                          Page
                                                                          ----
 PIMCO Advisors Holdings L.P.

 Statements of Financial Condition as of September 30, 1998 and
     December 31, 1997                                                     15

 Statements of Operations for the three months ended September 30,
     1998 and July 31, 1997 and the nine months ended September 30,
     1998 and July 31, 1997                                                16

 Statements of Cash Flows for the nine months ended September 30,
     1998 and July 31, 1997                                                17

 Notes to Financial Statements                                             18

 PIMCO Advisors L.P.

 Consolidated Statements of Financial Condition as of September 30,
     1998 and December 31, 1997                                            21

 Consolidated Statements of Operations for the three months ended
     September 30, 1998 and September 30, 1997 and the nine months
     ended September 30, 1998 and September 30, 1997                       22

 Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and September 30, 1997                             23

 Notes to Consolidated Financial Statements                                24

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations General
---------------------

     PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings sole business is its ownership of approximately a 44% interest (approximately 48.3 million General Partner units) in PIMCO Advisors L.P. ("PIMCO Advisors"), an investment advisor registered under the Investment Advisers Act of 1940. PIMCO Partners, G.P. and other private holders hold the remaining interest in PIMCO Advisors. PIMCO Partners, G.P. is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

     PIMCO Advisors is one of the largest investment management companies in the U.S. with approximately $225.9 billion under management at September 30, 1998. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company and the equity oriented Oppenheimer Capital. PIMCO Advisors' business focuses on:

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

     Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, the PIMCO Advisors family of 48 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups.

     Retail Distribution. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC ("PFD"), formerly known as PIMCO Funds Distribution Company, a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401K programs and various investment products through sponsored investment companies.

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

Combination of Oppenheimer Capital and PIMCO Advisors
-----------------------------------------------------

     On November 4, 1997, PIMCO Advisors acquired Oppenheimer Group, Inc. ("Opgroup"), whose subsidiary Oppenheimer Financial Corp. ("Opfin") owned the 32.4% managing general partner interest in Oppenheimer Capital and the one-percent general partner interest in PIMCO Holdings. In the transaction, Opgroup became a subsidiary of PIMCO Advisors, and the Opgroup stockholders received 2.1 million PIMCO Advisors Class A units and rights to exchange up to $230 million of outstanding term notes of Opgroup for an additional 6.9 million PIMCO Advisors Class A units at $33 1/3 per unit. In connection with the transaction, PIMCO Advisors split the one-percent general partner interest in PIMCO Holdings into a .01% general partner interest and a .99% limited partner interest, and sold the general partner interest to its general partner.

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

PIMCO ADVISORS HOLDINGS L.P.
----------------------------

Comparative Results of Operations
---------------------------------

Quarter And Nine Months Ended September 30, 1998 Compared To Pro Forma Quarter And Nine Months Ended September 30, 1997

     Because of the different ownership interests during the historical reporting periods and the different fiscal quarter end dates of the historical reporting periods, management has included below certain pro forma financial information as if the above discussed transactions had been completed as of January 1, 1996. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from the inclusion of 67% of Oppenheimer Capital's stand alone results prior to November 30, 1997 as compared with 43% of the consolidated results of PIMCO Advisors after December 31, 1997, and from certain events effected in the transactions principally related to the creation and amortization of intangible assets.

     The pro forma results of PIMCO Advisors are discussed separately under "PIMCO Advisors L.P." The following tables compare actual results of operations of PIMCO Holdings and PIMCO Advisors for the quarter and nine months ended September 30, 1998 and the pro forma results of operations for the quarter and nine months ended September 30, 1997 as if the acquisition discussed above had occurred on January 1, 1996.

                                                                  PIMCO Advisors Holdings L.P.
                                                     -------------------------------------------------------
                                                      For The Three Months           For The Nine Months
                                                       Ended September 30,           Ended September 30,
                                                       1998           1997           1998           1997
                                                     -------------------------------------------------------
                                                      Actual        Pro Forma       Actual        Pro Forma
                                                        (Dollars in thousands, except per unit amounts)
Equity in earnings of PIMCO Advisors L.P.             $22,740        $19,728        $66,440        $47,629
Other expenses                                          2,920             --         10,721             --
                                                      -------        -------        -------        -------
Net income                                            $19,820        $19,728        $55,719        $47,629
                                                      =======        =======        =======        =======
Basic net income per unit                             $  0.41        $  0.43        $  1.18        $  1.04
                                                      =======        =======        =======        =======
Diluted net income per unit                           $  0.39        $  0.41        $  1.11        $  1.00
                                                      =======        =======        =======        =======
Distributions declared per unit                       $  0.55           N/A         $  1.61           N/A
                                                      =======        =======        =======        =======

                                                                        PIMCO Advisors L.P.
                                                     -------------------------------------------------------
                                                      For The Three Months           For The Nine Months
                                                       Ended September 30,           Ended September 30,
                                                       1998           1997           1998           1997
                                                     -------------------------------------------------------
                                                      Actual        Pro Forma       Actual        Pro Forma
                                                                     (Dollars in thousands)
REVENUES
Investment advisory fees:
  Private accounts                                    $135,109       $123,601       $406,470       $344,868
  Proprietary Funds                                     57,518         43,679        158,141        119,876
Distribution and servicing fees                         21,310         17,752         59,795         45,953
                                                      --------       --------       --------       --------
       Total revenues                                  213,937        185,032        624,406        510,697
                                                      --------       --------       --------       --------
EXPENSES
 Compensation and benefits                              88,898         78,489        262,990        214,634
 Commissions                                            20,048         15,004         57,073         42,201
 Amortization of intangible assets, Restricted
  Unit and Option Plans                                 20,374         25,925         60,205         77,166
 General and administrative                             11,449          8,438         31,256         23,321
 Occupancy and equipment                                 6,169          4,282         16,729         12,766
 Other expense, net                                     15,747          5,831         42,999         26,989
                                                      --------       --------       --------       --------
   Total expenses                                      162,685        137,969        471,252        397,077
                                                      --------       --------       --------       --------
Net income                                            $ 51,252       $ 47,063       $153,154       $113,620
                                                      ========       ========       ========       ========

The above pro forma operating results give effect to:

(i)    Conversion of PIMCO Holdings to a calendar year reporting basis;
(ii) The issuance of 2.1 million restricted Class A limited partner units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");
(iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of September 30, 1998;
(iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;
(v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as result of the Opgroup Transaction and which will be amortized over 20 years;
(vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;
(vii) The elimination of the priority distribution structure related to pre - December 31, 1997 rights of PIMCO Advisors Class A units; and
(viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

     This pro forma information is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

     PIMCO Holdings realized $22.7 million as its proportionate share of the earnings of PIMCO Advisors (approximately 44%) during the quarter ended September 30, 1998 as compared with $19.7 million pro forma during the quarter ended September 30, 1997, an increase of $3.0 million (or 15.3%). PIMCO Holdings' proportionate share of earnings of PIMCO Advisors for the nine months ended September 30, 1998 was $66.4 million compared with $47.6 million pro forma for the nine months ended September 30, 1997, an increase of $18.8 million (or 39.5%). The increases in earnings were the result of increases in the net income of PIMCO Advisors, resulting principally from its increased managed assets and the related revenues, offset by operating expense increases.

     The amortization of intangible assets at PIMCO Advisors in 1997 includes a charge of approximately $6.4 million per quarter related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' master limited partnership ("MLP") structure, originally scheduled to expire on December 31, 1997. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there is no specific intangible amortization related to this structure in the future. It is expected, therefore, that amortization of the remaining intangibles, including both the amortization of goodwill and restricted unit and option plans, will approximate $77 to $81 million annually. Based upon current operating margins, the newly enacted tax amounts to an approximate 17% to 18% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution, aggregating approximately $2.9 million in the quarter ended September 30, 1998. The current quarter expense reflected a reversal of approximately $860,000 related to over provision in the first two quarters of 1998 as the expected effective tax rate has declined from levels anticipated earlier in the year.

Quarter And Nine Months Ended September 30, 1998 Compared To The Historical Fiscal Quarter And Nine Months Ended July 31, 1997

     PIMCO Holdings recorded equity in earnings of PIMCO Advisors for the three months ended September 30, 1998 of $22.7 million and $66.4 million for the nine months ended September 30, 1998 compared to equity in earnings of $18.7 million for the three months ended July 31, 1997 and $47.6 million for the nine months ended July 31, 1997.

     PIMCO Holdings recorded no amortization of intangible assets during the three months and nine months ended September 30, 1998 compared to $652,000 during the three months ended July 31, 1997 and $1.9 million for the nine months ended July 31, 1997. Other expenses amounted to $2.9 million during the quarter ended September 30, 1998 and $10.7 million for the nine months ended September 30, 1998 compared to $33,000 for the quarter ended July 31, 1997 and $99,000 for the nine months ended July 31, 1997. The increase in other expenses was primarily a result of the newly enacted federal and state taxes imposed on publicly traded master limited partnerships starting in January 1998.

Taxes

     PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of individual partners. However, beginning in calendar year 1998, PIMCO Holdings elected to be subject to a 3.5% federal tax on its share of PIMCO Advisors' gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of this tax will reduce both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes may be imposed by states in which PIMCO Holdings operates. As of September 30, 1998 PIMCO Holdings anticipates an effective tax on gross income, including any state imposed taxes, to approximate 4%.

Liquidity And Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended September 30, 1998, PIMCO Holdings declared distributions to holders of PIMCO Holdings units of $0.55 per unit compared to distributions declared during the quarter ended July 31, 1997 of $0.57 per unit. PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes. Effective with the third quarter distribution declared in September, the Management Board of PIMCO Advisors has indicated its intent to evaluate the distribution rate on a quarterly basis.

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

PIMCO ADVISORS L.P.

Comparative Results of Operations
---------------------------------

Quarter And Nine Months Ended September 30, 1998 Compared To Pro Forma Quarter And Nine Months Ended September 30, 1997

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

The following table sets forth the composition of PIMCO Advisors assets under management as of September 30, 1998 compared to pro forma September 30, 1997:

                                            September 30, 1998       September 30, 1997
                                            ------------------       ------------------
                                                 Actual                  Pro forma
                                            ------------------       ------------------
                                                      (Dollars in millions)
Assets under management by source:
 Institutional separate accounts
       Fixed income                              $102,119                  $ 76,155
       Equity                                      45,260                    52,331
 Retail products and mutual funds                  78,507                    63,062
                                                 --------                  --------
          Total                                  $225,886                  $191,548
                                                 ========                  ========
Assets under management by type:
 Fixed income                                    $141,828                  $102,981
 Equity                                            80,981                    85,254
 Money market                                       3,077                     3,313
                                                 --------                  --------
          Total                                  $225,886                  $191,548
                                                 ========                  ========

     PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PIMCO Funds Distributors LLC ("PFD"), increased $28.9 million (15.6%) to $213.9 million for the three months ended September 30, 1998 compared to $185.0 million pro forma for the three months ended September 30, 1997. PIMCO Advisors consolidated revenues for the nine months ended September 30, 1998 increased $113.7 million (22.3%) to $624.4 million compared to $510.7 million pro forma for the nine months ended September 30, 1997. Advisory revenues increased $25.3 million (15.2%) to $192.6 million for the three months ended September 30, 1998 and $99.9 million (21.5%) to $564.6 million for the nine months ended September 30, 1998 compared to $167.3 million and $464.7 million, respectively, for the same pro forma periods in 1997. Distribution and servicing revenues increased to $21.3 million for the three months ended September 30, 1998 and to $59.8 million for the nine months ended

September 30, 1998, compared to $17.8 million and $46.0 million, respectively, for the same pro forma periods in 1997.

     The increases in PIMCO Advisors' revenues for the quarter and nine months ended September 30, 1998 resulted primarily from a pro forma $34.3 billion (or 17.9%) year-over-year increase in assets under management as of September 30, 1998, which included a pro forma $20.8 billion of net cash inflows. Assets under management reached $225.9 billion at September 30, 1998. Assets under management decreased by $2.9 billion during the three months ended September 30, 1998 and increased by $26.3 billion during the nine months ended September 30, 1998, including net cash inflows of $4.3 billion for the three months ended September 30, 1998 and $15.6 billion for the nine months ended September 30, 1998. Performance based fees were $6.4 million for the three months ended September 30, 1998 and $22.9 million for the nine months ended September 30, 1998 compared to $9.3 million and $20.8 million, respectively, during the same pro forma periods in 1997. The increase in performance based fees for the nine month period ended September 30, 1998 occurred principally in an equity product seeking to outperform the S&P 500 Index. There can be no assurances that future increases in assets under management, cash flows or performance based fees will occur at the rates experienced recently.

Expenses

     Compensation and benefits were $88.9 million for the three months ended September 30, 1998 and $263.0 million for the nine months ended September 30, 1998, which was $10.4 million (or 13.3%) higher and $48.4 million (or 22.5%) higher, respectively, than the same pro forma periods in 1997. This increase reflects additional staffing, including substantial additions at both Pacific Investment Management Company and Oppenheimer Capital, as well as higher profit sharing expenses due to increased profits of the investment management subsidiaries.

     Commission expenses related to sales and servicing of retail mutual funds and similar products increased $5.0 million to $20.0 million in the three months ended September 30, 1998 and $14.9 million to $57.1 million in the nine months ended September 30, 1998 compared to the same pro forma periods in 1997. These increases reflect increased sales and asset levels in our proprietary PIMCO Funds mutual fund family, both through higher "trail" commissions due to an increased level of qualifying assets, as well as through increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

     General and administrative expenses were $11.4 million for the three months ended September 30, 1998, and $31.3 million for the nine months ended September 30, 1998, an increase of $3.0 million (35.7%) and $7.9 million (34.0%), respectively, over the same pro forma periods in 1997. This increase can be primarily attributed to the 1997 conversion of the retail share classes of the PIMCO Funds to a fixed administrative fee basis resulting in increases to this cost category for expenses previously borne directly by the funds and a corresponding increase in such asset levels since last year. Occupancy and equipment costs increased by $1.9 million to $6.2 million for the three months ended September 30, 1998 and increased $4.0 million to $16.7 million for the nine months ended September 30, 1998 in comparison to the same pro forma period in 1997. The increase can be attributed primarily to additional office space and equipment as a result of recently increased staffing and preparation for future growth.

     Amortization of intangible assets was $13.8 million for the three months ended September 30, 1998 and $41.3 million for the nine months ended September 30, 1998 compared to $20.2 million and

$60.6 million, respectively, for the same pro forma periods in 1997, a decrease of $6.4 million (31.8%) and $19.3 million (31.9%) over the same pro forma periods in 1997. The amortization of intangible assets in 1997 includes a quarterly charge of approximately $6.4 million related to the amortization of the intangible value (approximately $80.7 million) assigned to PIMCO Advisors' MLP structure, originally scheduled to expire on December 31, 1997. It is expected that amortization of the remaining intangibles will approximate $55.0 million annually.

   Restricted unit and option plan costs amounted to $6.6 million in the three months ended September 30, 1998 and $18.9 million for the nine months ended September 30, 1998 compared to $5.7 million and $18.9 million, respectively, for the same pro forma periods in 1997. It is expected that such charges will approximate $22 to $26 million annually.

     Other expenses increased by $9.5 million to $15.7 million for the three months ended September 30, 1998 and increased by $22.5 million to $43.0 million for the nine months ended September 30, 1998 in comparison to the same pro forma periods in 1997. The increases in other expenses are primarily due to market losses on seed portfolios and increases in marketing and promotional costs, interest expense and professional fees as well as other increases reflective of increased staffing and slight inflation. In addition, the third quarter of 1997 reflected a non-recurring gain of approximately $4.4 million related to the sale by Oppenheimer Capital of its Dual Purpose Fund.

Liquidity and Capital Resources

     PIMCO Advisors and its predecessor entities' combined business have not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors' policy is to make quarterly distributions to its unitholders.

     PIMCO Advisors had approximately $163.8 million of cash and cash equivalents and short-term investments at September 30, 1998 compared to approximately $67.9 million at December 31, 1997. PIMCO Advisors' liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. The level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

     For the quarter ended September 30, 1998, PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $0.63. PIMCO Advisors' policy is to distribute substantially all of its net cash flow on an annual basis after establishing reasonable reserves for prudent operation of its business. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. Effective with the third quarter distribution declared in September, the Management Board of PIMCO Advisors has indicated its intent to evaluate the distribution rate on a quarterly basis. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that previous distribution rates will be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

  PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. Through September 30, 1998, $149.5 million of that debt has been exchanged for units at a rate of $33 1/3 per unit. The remaining $80.5 million of such debt is expected (but is not required) to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years.

     On May 12, 1998, PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital and strategic opportunities. This credit facility consists of (i) a Long-Term Credit Facility, providing for a $250 million five-year revolving credit facility and (ii) a Short-Term Credit Facility, providing for a $250 million 364-day revolving credit facility. As of September 30, 1998, $75.0 million was outstanding under the Long-Term Credit Facility.

Other Factors

     Performance Factors. During the quarter ended September 30, 1998, assets under management for PIMCO Advisors and its subsidiaries decreased $2.9 billion to $225.9 billion. The decline in assets is the result of $12.1 billion in equity market depreciation, offset by $4.9 billion of bond market appreciation and $4.3 billion of net inflows, consisting of inflows of $5.2 billion into the Pacific Investment Management Company fixed income franchise less net outflows of $900 million from the PIMCO Advisors' equity subsidiaries. While net cash inflows for PIMCO Advisors, as a whole, were significant ($4.3 billion during the three months ended September 30, 1998 and $15.6 billion during nine months ended September 30, 1998), Columbus Circle Investors ("CCI") and Oppenheimer Capital experienced net outflows. During the nine months ended September 30, 1998, CCI experienced net cash outflows of $1.7 billion, significantly slowing the negative trend seen during 1997. Oppenheimer Capital experienced net cash outflows of $3.0 billion during the nine months ended September 30, 1998, including $840 million in the current quarter. Net cash flows are dependent on external factors such as popularity of investment style, general asset allocation trends among clients, as well as internal factors like performance, dispersion and client service, which are being addressed at these subsidiaries. There can be no assurance that these efforts will be successful at reversing, halting or reducing these negative cash flows.

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

     European Monetary Unit

     On January 1, 1999, a single currency for the European Economic and Monetary Union (the "Euro") is scheduled to replace the national currency for participating member countries which includes countries in which PIMCO Advisors has offices, subsidiary locations or with which it does substantial business. Many of PIMCO Advisors' managed funds and financial products have substantial investments in countries whose currencies will be replaced by the Euro. Many aspects of PIMCO Advisors and its subsidiaries investment processes, including trading, foreign exchange, payments, settlements, cash accounts, custodial accounts and accounting will be affected by the implementation of the Euro (the "Euro Issue").

Pimco Advisors is in the process of determining changes that will be required in connection with the Euro Issue in order to process transactions accurately with minimal disruption to business activities. Pimco Advisors is also communicating with its subsidiaries and vendors to assess their readiness to manage the Euro Issue without disruption to PIMCO Advisors' or the PIMCO Funds' business or operations.

PIMCO Advisors is not presently able to assess the cost impact of the Euro Issue, but does not presently anticipate that such impact will materially affect the PIMCO Advisors cash flows, operations or operating results. Costs incurred relating to the Euro Issue are generally being expensed by the Company during the period in which they are incurred.

     Year 2000 Readiness Disclosure

     Many of the world's computer systems record years in a two-digit format. These systems may be unable to correctly recognize, interpret or use dates beyond the year 1999. This inability to process date information might lead to significant business disruptions. PIMCO Advisors and its subsidiaries are taking steps to assure that their computer systems will function properly after 1999. PIMCO Advisors and its subsidiaries have designated a team of information and business professionals to address the Year 2000 problem and developed a written Year 2000 Plan to address Year 2000 issues. PIMCO Advisors presently estimates that its Year 2000-related expenditures will be approximately $14.3 million and that Year 2000 will not have a material affect on its operations.
As of September 20, 1998, PIMCO Advisors and subsidiaries have expended $1.2 million on Year 2000 related expenses. PIMCO Advisors and its subsidiaries are in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that they believe will become affected by the Year 2000 problem. Because the Year 2000 project is an ongoing company-wide endeavor, the state of progress changes daily. Year 2000 budget estimates are subject to change and revision. See "Uncertainty" below. The PIMCO Advisors' Year 2000 Plan consists of five general phases: Awareness, Assessment, Remediation, Testing, and Implementation.

     Awareness: During the Awareness phase, the Year 2000 team informed the employees of PIMCO Advisors and its subsidiaries, including the highest levels of PIMCO Advisors' management, about the Year 2000 problem. A written Year 2000 Plan was prepared and Year 2000 budget estimates were compiled. The Management Board of PIMCO Advisors formally approved the proposed Year 2000 Plan and a preliminary budget on July 21, 1998, and approved the amended Plan and revised budget October 27, 1998.

     Assessment: During the Assessment phase, the Year 2000 team prepares an inventory of information technology ("IT") and non-IT systems used in PIMCO Advisors and its subsidiaries business. Systems are classified as software, hardware, and embedded chips. Separately, systems are also classified as mission critical systems and non-mission critical systems. Except for security, fire, electrical, voice, and data lines, PIMCO Advisors does not currently believe that the failure of its non-IT systems would have a material adverse effect upon its business. As the inventory is compiled and verified, each system is preliminarily assessed for Year 2000 compliance. This preliminary assessment is made by obtaining manufacturers' representations that a given product is Year 2000 compliant or other evidence of compliance. Systems for which no such evidence can be obtained are identified as candidates for correction or replacement ("Remediation"). With respect to its mission-critical systems, the assessment phase is substantially complete. PIMCO Advisors and its subsidiaries currently plan to substantially complete the Assessment phase with respect to their non-mission-critical systems by December 3, 1998.

     Remediation: During this phase, software, hardware, and embedded chips identified during the Assessment phase to be non-Year 2000 compliant will be corrected or replaced. PIMCO Advisors and its subsidiaries plan to substantially complete Remediation of the mission-critical software, hardware, and non-IT systems identified as non-compliant in the Assessment stage by December 7, 1998, except with respect to the portfolio management and accounting system utilized by Oppenheimer Capital, which is expected to be remediated by June 7, 1999. Non-mission critical systems are anticipated to be substantially completed by February 1, 1999. Necessarily, further corrections and replacements may need to be made after the Remediation phase has been completed as a result of problems identified during the Testing phase or otherwise.

     Testing: The testing phase includes internal testing, point-to-point testing, and industry testing. Testing will be conducted on both existing and new systems as they are added. PIMCO Advisors generally plans to test its systems in order of criticality (mission critical, then non-mission critical). PIMCO Advisors does not plan to test non-mission critical systems that are not used in its business (e.g., software applications incidentally installed on PCs with other software that is used in PIMCO Advisors and its subsidiaries' business). PIMCO Advisors will design and implement internal, point-to-point, and industry testing programs that use test scripts, portfolios, and various hypothetical dates generated by PIMCO Advisors and its subsidiaries, vendors, and industry groups. Some internal testing already has taken place at PIMCO Advisors' major subsidiaries, Pacific Investment Management Company and Oppenheimer Capital. PIMCO Advisors and each of its SEC-registered investment advisory and brokerage subsidiaries intend to participate in an industry-wide testing forum sponsored by the Securities Industry Association. Pacific Investment Management Company has been at the forefront of this process through its participation in the Bond Market Association's Asset Managers' Forum, a committee which is advising the Securities Industry Association on issues associated with investment managers and Year 2000 issues. PIMCO Advisors currently expects that internal testing of its mission-critical systems will be substantially complete by February 1, 1999; point-to-point testing will be substantially complete by April 1, 1999; and industry testing may be substantially complete by May 1, 1999. These dates may change significantly depending upon whether PIMCO Advisors and its subsidiaries, their counterparties, and the securities industry in general meet their anticipated deadlines. PIMCO Advisors anticipates that it will conduct tests with as yet unidentified third parties until December 31, 1999, as circumstances warrant.

     Implementation: During the Implementation phase, systems that have been tested and identified as being Year 2000 Compliant will be put into normal business operation. PIMCO Advisors and its subsidiaries currently plan to complete Implementation with respect to their mission critical systems by March 1, 1999 (with the exception of the portfolio management system utilized by Oppenheimer Capital), and of other systems as soon as possible thereafter, but in any event by June 1, 1999. PIMCO Advisors and its subsidiaries are in the process of developing written contingency plans addressing possible failures of technology and services in their various business operations. PIMCO Advisors anticipates that its contingency plans will be substantially complete by June 1, 1999. PIMCO Advisors also anticipates that it will continuously revise its contingency plans until December 31, 1999, as new risks become apparent. Although PIMCO Advisors and its subsidiaries are preparing plans, no assurance can be given that contingency plans can be developed that would avoid all problems in the event of the failure of certain mission-critical systems, counterparties, and third-party providers.

     Third Parties: PIMCO Advisors and its subsidiaries' business operations are heavily dependent upon a complex worldwide network of systems that contain date fields, including data feeds to trading systems, securities transfer agent operations and stock markets. PIMCO Advisors and its subsidiaries' ability to assess the effects of the Year 2000 Problem upon their clients is highly dependent upon the efforts of third parties, particularly brokers, dealers, and clients' custodians. The failure of third party organizations to resolve their own processing issues with respect to the Year 2000 Problem in a timely manner could have a material adverse effect on PIMCO Advisors' business. PIMCO Advisors and its subsidiaries are taking steps to verify the Year 2000 readiness of material third parties with which they do business. PIMCO Advisors and its subsidiaries have substantially completed an inventory of brokers, dealers, custodians, and other material third parties with which they have direct, significant business relationships. PIMCO Advisors and its subsidiaries have sent written questionnaires to the identified third parties inquiring about the status of their Year 2000 compliance programs. The results of these questionnaires will be collected, analyzed, and distributed to appropriate internal personnel. Follow-up or additional questionnaires and inquiries will be sent to third parties that did not respond satisfactorily to the initial questionnaire. PIMCO Advisors currently anticipates that its efforts with respect to assessing the Year 2000 status of its counterparties and other third parties will continue into the Year 2000.

     Uncertainty: This discussion of PIMCO Advisors and its subsidiaries Year 2000 program contains forward-looking statements. At present, the management of PIMCO Advisors believes that costs associated with the Year 2000 problem will not have a material adverse effect on PIMCO Advisors' business or operations. However, PIMCO Advisors expects that its Year 2000 expense estimates will change as the Year 2000 approaches and PIMCO Advisors and its subsidiaries execute the Testing and Implementation phases. Although PIMCO Advisors' efforts and expenditures on Year 2000 issues are substantial, there can be no assurances that its clients, unitholders, counterparties or others will not suffer from disruptions or adverse results arising as a consequence of entering Year 2000. PIMCO Advisors' current expectations regarding its and its counterparties transition to Year 2000 are based upon unfinished remediation and testing, and are subject to a number of uncertainties and factors that are beyond its control and which could cause actual costs to differ materially from those currently expected. Furthermore, although management currently anticipates that its expenditures and efforts are appropriate, complications as yet unidentified in internal or external systems, with data providers, with other securities firms or institutions, with other counterparties, and with general economic conditions related to the Year 2000 in general may trigger significantly greater expenses or losses.

                          PIMCO ADVISORS HOLDINGS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                September 30, 1998   December 31, 1997
                                                                ------------------   ------------------
                                                                         (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $ 22,579                 $ 15,522
   Distribution receivable and other current assets               30,516                   15,187
                                                                --------                 --------
    Total current assets                                          53,095                   30,709
 Investment in operating partnership                             467,936                  408,137
 Other non current assets                                            153                      118
                                                                --------                 --------
TOTAL ASSETS                                                    $521,184                 $438,964
                                                                ========                 ========
LIABILITIES
 Distribution payable                                           $ 26,563                 $ 15,112
 Other current liabilities                                        26,742                   15,515
                                                                --------                 --------
    Total liabilities                                             53,305                   30,627
                                                                --------                 --------
PARTNERS' CAPITAL
 General Partner                                                      52                       41
 Limited Partners (48,290,615 units issued and outstanding
  at September 30, 1998 and 45,531,583 units issued and
  outstanding at December 31, 1997)                              467,827                  408,296
                                                                --------                 --------
    Total Partners' Capital                                      467,879                  408,337
                                                                --------                 --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                         $521,184                 $438,964
                                                                ========                 ========

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For The             For The             For The             For The
                                                        Three Months         Three Months        Nine Months         Nine Months
                                                            Ended               Ended               Ended               Ended
                                                        September 30,          July 31,          September 30,         July 31,
                                                        -------------        ------------        -------------       -----------
                                                            1998                 1997                1998                1997
                                                        -------------        ------------        -------------       -----------
                                                                     (Dollars in thousands, except per unit amounts)
REVENUES:
   Equity in earnings of operating partnership:
       Operating earnings                                   $22,740             $15,963             $66,440               $43,022
       Gain on Quest sales                                       --               2,809                  --                 4,609
                                                            -------             -------             -------               -------
       Total equity in earnings of operating
        partnership                                          22,740              18,772              66,440                47,631
   Interest                                                      --                 813                  --                 2,412
                                                            -------             -------             -------               -------
                 Total revenues                              22,740              19,585              66,440                50,043
                                                            -------             -------             -------               -------
EXPENSES:
   Amortization of intangible assets                             --                 652                  --                 1,936
   Other                                                      2,920                  33              10,721                    98
                                                            -------             -------             -------               -------
                 Total expenses                               2,920                 685              10,721                 2,034
                                                            -------             -------             -------               -------
Net income                                                  $19,820             $18,900             $55,719               $48,009
                                                            =======             =======             =======               =======
Basic net income per unit                                   $  0.41             $  0.73             $  1.18               $  1.85
                                                            =======             =======             =======               =======
Diluted net income per unit                                 $  0.39             $  0.73             $  1.11               $  1.84
                                                            =======             =======             =======               =======
Distributions declared per unit                             $  0.55             $  0.57             $  1.61               $  1.82
                                                            =======             =======             =======               =======

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       For The            For The
                                                     Nine Months         Nine Months
                                                        Ended              Ended
                                                     September 30,        July 31,
                                                     -------------       -----------
                                                         1998                1997
                                                     -------------       -----------
                                                         (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 55,719            $ 48,009
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Distributions received greater (less) than the
  equity in earnings of operating partnerships          4,495              (5,646)
 Amortization of intangibles                                                1,936
Change in operating assets and liabilities:
     Change in other assets                               (64)                 (6)
     Change in other liabilities                       11,226                  --
                                                     --------            --------
Net cash provided by operating activities              71,376              44,293
                                                     --------            --------
Cash Flows from Investing Activities:
Investment in operating partnerships                     (120)               (781)
                                                     --------            --------
Net cash used in investing activities                    (120)               (781)
                                                     --------            --------
Cash Flows from Financing Activities:
Cash distributions paid                               (64,336)            (44,247)
Capital contribution from General Partner                  17
Issuance of limited partnership units on
 Exercise of options                                      120                 781
                                                     --------            --------
Net cash used in financing activities                 (64,199)            (43,466)
                                                     --------            --------
Net increase in cash and cash equivalents               7,057                  46
Cash and cash equivalents, beginning of period         15,522                  55
                                                     --------            --------
Cash and cash equivalents, end of period             $ 22,579            $    101
                                                     ========            ========
Supplemental disclosure
New York City unincorporated business tax paid       $    106            $    104
                                                     ========            ========

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)



(1) The condensed financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at September 30, 1998 and December 31, 1997, (b) the results of operations for the three and nine month periods ended September 30, 1998 and July 31, 1997, and (c) the cash flows for the nine-month periods ended September 30, 1998 and July 31, 1997, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) have been made. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 44% interest (approximately 48.3 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)


                                                                     September 30,      December 31,
                                                                     -------------      ------------
                                                                         1998              1997
                                                                         ----              ----
                                                                          (Dollars in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                             $   89,918        $   34,301
 Short term investments                                                    73,917            33,611
 Fees receivable                                                          161,381           148,283
 Other current assets                                                      11,323             8,044
                                                                       ----------        ----------
          Total current assets                                            336,539           224,239
Investment in unconsolidated partnerships                                   4,005             4,336
Fixed assets  net of accumulated depreciation and amortization             18,566            15,418
Intangible assets  net of accumulated amortization                      1,019,580         1,060,869
Other non current assets                                                   52,643            30,022
                                                                       ----------        ----------
          Total assets                                                 $1,431,333        $1,334,884
                                                                       ==========        ==========
LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities     $   52,349        $   46,258
  Accrued compensation                                                     88,087            50,033
  Distribution payable                                                     69,691            61,786
  Short term borrowings                                                    75,000            30,000
                                                                       ----------        ----------
  Total current liabilities                                               285,127           188,077
Long term notes                                                            80,484            83,129
Other non current liabilities                                               8,091             9,613
                                                                       ----------        ----------
          Total liabilities                                               373,702           280,819
                                                                       ----------        ----------
PARTNERS' CAPITAL
General Partner (49,095,713 units issued and outstanding at
 September 30, 1998 and 46,336,184 units issued and outstanding at
 December 31, 1997)                                                       795,969           812,884


Class A Limited Partners (60,087,422 units issued and outstanding at
 September 30, 1998 and 27,201,200 units issued and outstanding at
 December 31, 1997)                                                       344,245           246,950


Class B Limited Partners (no units outstanding at September 30, 1998
 and 32,993,050 units issued and outstanding at December 31, 1997)             --            65,662

Unamortized compensation                                                  (82,583)          (71,431)
                                                                       ----------        ----------
          Total Partners' Capital                                       1,057,631         1,054,065
                                                                       ----------        ----------
          Total liabilities and partners' capital                      $1,431,333        $1,334,884
                                                                       ==========        ==========



The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           For The Three Months                For The Nine Months
                                                                  Ended                              Ended
                                                       September 30,  September 30,        September 30,  September 30,
                                                       -------------  -------------        -------------  -------------
                                                           1998           1997                  1998           1997
                                                           ----           ----                  ----           ----
                                                                             (Dollars in thousands
                                                                            except per unit amounts)
REVENUES
Investment advisory fees:
      Private accounts                                   $135,109        $ 66,550             $406,470       $182,365
      Proprietary Funds                                    57,518          43,679              158,141        119,876
 Distribution and servicing fees                           21,310          14,888               59,795         41,969
                                                         --------        --------             --------       --------
      Total revenues                                      213,937         125,117              624,406        344,210
                                                         --------        --------             --------       --------
EXPENSES
 Compensation and benefits                                 88,898          55,533              262,990        151,560
 Commissions                                               20,048          11,654               57,073         32,189
 Amortization of intangible assets, Restricted Unit
  and   Option Plans                                       20,374          10,353               60,205         30,999

 General and administrative                                11,449           6,939               31,256         18,834
 Occupancy and equipment                                    6,169           2,452               16,729          7,483
 Other                                                     15,747           6,127               42,999         20,484
                                                         --------         -------             --------       --------
      Total expenses                                      162,685          93,058              471,252        261,549
                                                         --------         -------             --------       --------
Net income                                               $ 51,252         $32,059             $153,154       $ 82,661
                                                         ========         =======             ========       ========

Net income per unit:
 Basic net income per General Partner and Class A
  Limited Partner Unit
                                                         $   0.47         $  0.40             $   1.42       $   1.06
                                                         ========         =======             ========       ========
 Diluted net income per General Partner and Class A
  Limited Partner Unit                                   $   0.45         $  0.40             $   1.35       $   1.06
                                                         ========         =======             ========       ========





The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For The Nine      For The Nine
                                                               Months            Months
                                                               Ended             Ended
                                                           September 30,     September 30,
                                                           -------------     -------------
                                                                1998             1997
                                                                ----             ----
                                                                (Dollars in thousands)
Cash Flows from Operating Activities:
Net income                                                     $153,154          $ 82,661
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation, amortization
 Restricted Unit & Option Plans                                  18,916             3,993
 Equity in loss of unconsolidated partnership                        71               351
 Unrealized loss (gain) on investments                              811            (1,257)
 Gain on sale of securities                                        (195)               --
 Issuance of restricted units in lieu of directors fees              40               121
 Change in operating assets and liabilities:
    Change in fees receivable                                   (13,098)          (15,345)
    Change in other assets                                      (31,250)          (14,843)
    Change in accrued liabilities and other current
     liabilities                                                  6,091            (9,626)
    Change in accrued compensation                               38,054            27,058
    Change in other long term liabilities                        (1,522)            7,073
                                                              ---------         ---------
Net cash provided by operating activities                       223,148           112,502
                                                              ---------         ---------
Cash Flows from Investing Activities:
Purchase of fixed assets                                         (7,520)           (2,805)
Proceeds from sale of fixed assets                                   33                 3
Notes receivable advances                                        (1,096)             (521)
Purchase of investments                                         (57,340)          (45,713)
Sale of investments                                              16,955            35,201
Distribution from (Investment in) unconsolidated
 limited partnership                                                603            (2,764)
                                                              ---------         ---------
Net cash used in investing activities                           (48,365)          (16,599)
                                                              ---------         ---------
Cash Flows from Financing Activities:
Short term borrowings                                            45,000                --
Cash distributions paid                                        (192,687)         (104,042)
Issuance of limited partnership units to deferred
 compensation plan trust                                         23,898                --
Capital contribution from General Partner                            16                --
Issuance of limited partnership units on exercise of
 options                                                          4,607                --
                                                              ---------         ---------
Net cash used in financing activities                          (119,166)         (104,042)
                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents             55,617            (8,139)
Cash and cash equivalents, beginning of period                   34,301            41,312
                                                              ---------         ---------
Cash and cash equivalents, end of period                      $  89,918         $  33,173
                                                              =========         =========
Supplemental disclosures
Income tax paid                                               $   7,110         $     279
                                                              =========         =========
Interest paid                                                 $   5,941         $      67
                                                              =========         =========

The accompanying notes are an integral part of these financial statements.

                              PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at September 30, 1998 and December 31, 1997, (b) the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and (c) the cash flows for the nine-month periods ended September 30, 1998 and 1997, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations).

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

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.

     Sale of Blairlogie Capital Management.

     PIMCO Advisors L.P. entered into a Purchase and Sale Agreement, dated as of October 24, 1998 with a subsidiary of Alleghany Asset Management, providing for the sale of Blairlogie Capital Management to Alleghany. Blairlogie Capital Management is an Edinburgh, Scotland based investment management subsidiary of PIMCO Advisors, which currently manages approximately $800 million in assets, principally in non-U.S. equities. The transaction is subject to regulatory and other conditions including approval of Blairlogie's clients. The transaction is scheduled to close in the first quarter of 1999.

     Settlement of Class Action.

     On October 20, 1998, the Court of Chancery of the State of Delaware approved the agreed upon settlement of the Oppenheimer Capital, L.P. Unitholders Litigation in settlement of class action suits filed last year in connection with the acquisition of Oppenheimer Capital. Members of the class (comprising generally beneficial owners of units of Oppenheimer Capital, L.P. at the close of business on November 4, 1997) are receiving a special distribution of $0.777 per unit rounded down to the nearest penny per unitholder, which funds were delivered to the transfer agent on October 30, 1998.

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



                                            PIMCO Advisors Holdings L.P.


                                            By:  /s/ William D. Cvengros
                                                 ----------------------------
                                                 William D. Cvengros
                                                 Chief Executive Officer


                                            By:  /s/  Robert M. Fitzgerald
                                                 ----------------------------
                                                 Robert M. Fitzgerald
                                                 Principal Accounting Officer



Date:  November 12, 1998