Form 10-K405
period 1998-12-31
PIMCO ADVISORS HOLDINGS LP
filed 1999-03-30
CIK 814562

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Mark One:
    [X]Annual Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934

                  For the Fiscal Year ended December 31, 1998

                                      or

    [_]Transition Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934

                For the Transition Period from        to

                          Commission file No. 1-9597

                         PIMCO ADVISORS HOLDINGS L.P.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       13-3412614
--------------------------------------------------------------------------------
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

    800 Newport Center Drive, Newport Beach,
                   California                                        92660
-----------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                              Page 1 of 212 pages
                          Exhibit Index is on Page 97

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the units of limited partner interest held by non-affiliates of the registrant as of March 8, 1999 was $1,445,006,568, based on the closing price of the units on the New York Stock Exchange on such date.

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

                                    PART I

Item 1. Business

Overview

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") is a Delaware limited partnership which as its sole business holds in excess of 48 million general partnership units of PIMCO Advisors L.P. ("PIMCO Advisors"), representing a 44% equity interest in PIMCO Advisors. PIMCO Partners, G.P. ("PGP") is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

  PIMCO Advisors is one of the largest investment management companies in the United States with approximately $244.2 billion under management at December 31, 1998. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company ("Pacific Investment Management") and the equity oriented Oppenheimer Capital. PIMCO Advisors' business focuses on:

  Institutional Fixed Income. PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, including eighty-one of the 200 largest U.S. pension funds. Fixed income management is led by Pacific Investment Management, which offers impressive long-term performance records across a diverse range of product offerings such as total return, and other duration or sector specific strategies.

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

  Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 51 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

  Retail Distribution. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds. They are distributed primarily through broker-dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401(k) programs and various investment products through sponsored trust companies. PIMCO Advisors' investment management groups, including Pacific Investment Management and Oppenheimer Capital also provide investment management for a number of third-party sponsored retail products.

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker-dealer network and by penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors.

  The revenues of PIMCO Advisors consist principally of management fees based on the value of assets under management and, in some cases, the performance of the advisor. The following table sets forth the growth and composition of PIMCO Advisors' assets under management over the last three years (as adjusted to include the assets under management of Oppenheimer Capital):

                                    As of December 31,
                              ------------------------------      Compound
                               1998    1997    1996   1995   Annual Growth Rate
                              ------- ------- ------ ------- ------------------
                                      (in billions)
   SOURCE
    Institutional Separate
     Accounts
      Fixed Income........... $ 106.6 $  83.0 $ 63.4 $  55.4       24.38%
      Equity.................    50.8    51.1   44.1    38.0       10.16%
    Retail Products and
     Mutual Funds............    86.8    65.4   50.7    39.0       30.56%
                              ------- ------- ------ -------
      TOTAL.................. $ 244.2 $ 199.5 $158.2 $ 132.4       22.64%
                              ======= ======= ====== =======
   ASSET MIX
    Fixed Income............. $ 148.9 $ 112.3 $ 86.3 $  74.7       25.85%
    Equity...................    92.0    84.4   69.0    54.9       18.78%
    Money Market.............     3.3     2.8    2.9     2.8        5.63%
                              ------- ------- ------ -------
      TOTAL.................. $ 244.2 $ 199.5 $158.2 $ 132.4       22.64%
                              ======= ======= ====== =======

Investment Products

  PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, including eighty-one of the 200 largest U.S. pension funds, offering impressive long-term performance records across a diverse range of product offerings such as total return, low duration and other duration or sector specific strategies. PIMCO Advisors also provides equity investment management to institutional and retail clients, offering investors a variety of management styles, including value, growth, balanced and quantitative management styles, as well as an enhanced index-based equity strategy.

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

  Total Return Portfolios. Total return portfolios are structured with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. Portfolios utilizing this strategy represented approximately $94.7 billion of Pacific Investment Management's total assets under management at December 31, 1998.

  Low Duration Portfolios. Pacific Investment Management has actively managed low duration accounts (overall portfolio duration one to three years) since 1979. The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk adjusted returns.

  Other Duration Specific or Sector Specific Portfolios. Pacific Investment Management also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or synthetic guaranteed investment contracts) and sector emphases (e.g., international, high-yield, or mortgages).

  International and Other Portfolios. Pacific Investment Management, as investment advisor to a series of offshore funds and separate accounts, provides fixed income investment advice to non-U.S. investors. Assets under management for these offshore funds totaled $12.1 billion at December 31, 1998. Pacific Investment Management also serves as subadvisor for a series of term trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $0.9 billion at December 31, 1998. Pacific Investment Management also serves as subadvisor for eighteen families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1998 was $7.3 billion.

 Equity Management

  PIMCO Advisors offers clients a wide array of equity investment strategies and products. PIMCO Advisors' investment professionals offer Value, Growth, Modified Growth, Quantitative and International management styles, as well as an enhanced index based strategy.

  Value. PIMCO Advisors offers equity clients the highly respected investment management professionals of Oppenheimer Capital, which seeks to adhere to a disciplined, value-oriented investment philosophy, by identifying company-specific, rather than industry-specific opportunities. By investing in quality securities that are temporarily out of favor or have been overlooked, Oppenheimer Capital seeks to preserve capital in falling markets, reduce volatility compared to the overall market and produce superior returns. In addition, PIMCO Advisors' NFJ Investment Group follows a disciplined value oriented approach, specializing in investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. At December 31, 1998, $64.9 billion (or 26.6%) of PIMCO Advisors' assets under management were advised by value oriented investment managers. Value oriented investment products include large-cap, mid-cap and small-cap portfolios and non-U.S. and global value portfolios.

  Growth. PIMCO Equity Advisors, a division of PIMCO Advisors, specializes in fundamental research that identifies common characteristics of growing businesses. PIMCO Equity Advisors provides investment management and advisory services primarily to equity-oriented mutual funds and other institutional clients. The primary investment style is quality growth within various market capitalization ranges-small-cap, mid-cap and large-cap. PIMCO Equity Advisors seeks to identify quality growth companies using proprietary research and the execution of a disciplined investment process.

  Modified Growth. PIMCO Advisors' Cadence Capital Management offers a "growth at a reasonable price" equity investment philosophy. This investment management group's philosophy is to participate in the long-term growth of the equity markets by constructing fully invested portfolios of stocks selling at reasonable valuations in relation to the fundamental prospects of the underlying companies. The group uses a disciplined, "bottom-up" investment process which utilizes quantitative screening for favorable fundamental and valuation attributes, followed by "hands-on" qualitative research to confirm the apparent business trends. These investment managers structure their portfolios to be broadly based, typically including 80 to 100 issues. This investment strategy involves the application of a proprietary investment management process to different universes of equity securities which are usually differentiated by market capitalization into four categories: large-cap, mid-cap, small-cap and micro-cap.

  Quantitative. PIMCO Advisors offers active and indexed strategies which are based upon quantitative techniques in portfolio construction and management, and are structured to meet client specific risk and return objectives. Active portfolios seek superior returns relative to an assigned benchmark within a risk controlled framework, while indexed portfolios are constructed to closely track an appropriate index. In addition, the investment managers manage tax efficient separate account strategies for taxable investors. The active portfolios are designed to maintain economic sector allocations similar to the benchmark. Security selection is based on a ranking system which evaluates each stock's exposure to valuation, earnings and momentum factors. Portfolios are optimized to achieve a diversified group of securities which have exposure to factors associated with superior return and risk characteristics.

  StocksPLUS(R). In addition to its fixed income products, Pacific Investment Management also manages an enhanced index based strategy, StocksPLUS, which accounted for $15.8 billion of assets under management at December 31, 1998. StocksPLUS represents a proprietary technique developed by Pacific Investment Management that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same analytics as is used by Pacific Investment Management in its fixed income portfolios.

  International. PIMCO Advisors' investment management groups, offer international equity investment products that combine country selection strategies with the systematic application of investment processes. These include the application of fundamental valuation criteria to country allocations and then to stock selection in order to enhance client returns over time. The international assignments include allocations to developed countries and emerging markets.

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

  At year-end 1997, total U.S. corporate defined benefit and defined contribution pension and retirement assets were estimated at approximately $3.5 trillion. Of that amount, defined benefit plans accounted for $1.6 trillion, growing at an average rate of 17% over the past five years, and defined contribution plans accounted for $1.9 trillion, growing at an average rate of 15% over the past five years. Other sectors include insured assets (primarily group and other annuities) at $0.9 trillion, state and local government pension assets at $2.1 trillion and federal government pension assets at $0.5 trillion. While all sectors experienced significant growth in assets under management during the period, the cash flow growth rate has been negative for defined benefit plans, at (3.8%) per year during the period, while defined contribution plans have seen positive cash inflows of 2.0% per year during the period.

  Client Relations, Distribution and Marketing. Each of PIMCO Advisors' investment management groups serves the institutional market and conducts institutional marketing activities directly. In general, each investment management group conducts its own marketing, which generally targets Fortune 1,000 companies and other large institutional investors. The investment managers seek to develop client relationships through investment management performance and focused, responsive client service. Business and marketing strategies also involve increasing assets under management for non-U.S. clients, expanding the array of fixed income and equity products offered to clients, seeking to expand market share with medium and smaller institutional investors by offering pooled investment vehicles such as the PIMCO Funds, advisory pooled investment products sponsored by non-affiliates and otherwise seeking to diversify and expand their businesses by investment strategy, method of delivery and markets.

  A principal component of PIMCO Advisors' marketing strategy is the historical performance of its investment managers relative to benchmarks over longer periods of time. Each manager's performance will vary versus its benchmarks over time, and further, will be subject to market trends, favoring and disfavoring its investment style. PIMCO Advisors' emphasizes high quality client relations and marketing in order to reduce the impact of this volatility.

 Retail Investors

  The Retail Market. Like the institutional market for investment management services, the mutual fund market has expanded rapidly in recent years. The retail market is served in large part through mutual funds, although other significant channels include wrap fee accounts and variable annuities. The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. Marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. Increasingly other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act of 1940, as amended, contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

  The PIMCO Funds. PIMCO Advisors and its investment management professionals sponsor and manage the PIMCO Funds, a family of 51 mutual funds for both institutional and retail investors which is comprised of 23 funds advised by Pacific Investment Management, and 28 funds advised by PIMCO Advisors, 24 of which are subadvised by PIMCO Advisors' other investment managers and one independent subadvisor. PIMCO Funds are offered in up to six different share classes: institutional and administrative share classes for institutional investors and, for retail investors, Class A shares (which are "front end" load), Class B shares (which are "back-end load"), Class C shares (which are "level load") and Class D shares which are offered only through financial service firms. The PIMCO Funds now feature a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including third-party service providers such as transfer agents) and will directly benefit from decreases in those costs.

  At December 31, 1998, PIMCO Funds had $43 billion under management, of which $10.5 billion was represented by retail share classes. At February 28, 1999, seventeen of the PIMCO Funds had share classes with Morningstar ratings of 4 stars or above. Set forth below is information regarding these funds:

                                                       Assets Under
                                                        Management
                                                       at 12/31/98
                                                           (in      Morningstar
PIMCO Fund                      Management Style        millions)     Ranking
----------                 --------------------------- ------------ -----------
Total Return.............. Fixed Income--Total Return    $23,740      *****
Low Duration.............. Fixed Income                    3,646      *****
High Yield................ Fixed Income--High Yield        2,619      *****
StocksPLUS................ Enhanced Equity                   957      *****
Innovation................ Technology Stock                  621      *****
Foreign Bond.............. Fixed Income--International       555      *****
Short Term................ Fixed Income                      467      *****
Low Duration II........... Fixed Income                      456      *****
Core Equity............... Growth                            170      *****
Enhanced Equity........... Quantitative                       54      *****
Global Bond II............ Fixed Income International         42      *****
Growth.................... Growth                          2,236      ****
Capital Appreciation...... Growth                          1,144      ****
Total Return II........... Fixed Income--Total Return        939      ****
Renaissance............... Growth                            635      ****
Total Return III.......... Fixed Income--Total Return        434      ****
International Developed... International Stock               132      ****

  The above chart is based on February 28, 1999 Morningstar ratings for the highest rated class of the identified fund. Other share classes of the same fund will have the same or lower Morningstar ratings. Morningstar ratings are calculated from the fund's 3, 5 and 10 year average annual returns (if applicable) in excess of the 90 day Treasury bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90 day Treasury bill returns. Morningstar ratings reflect historical risk-adjusted performance and are subject to monthly changes. Therefore, past ratings are not a guarantee of future results. 10% of the funds in an investment class receive 5 star ratings, the next 22.5% earn 4 stars, the next 35% earn 3 stars, the next 22.5% earn 2 stars and the bottom 10% earn 1 star. Morningstar ratings are based on a fund's oldest class of shares.

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

  Other Aggregators and Intermediaries. PIMCO Advisors' strategy also involves focusing on financial service aggregators of retail assets such as unaffiliated sponsors of mutual funds and other registered investment advisors (including fee based financial planners) who recommend the use of "no load" mutual funds such as the institutional and administrative fee only classes of PIMCO Funds to their clients, and consultant alliances. Many of these financial intermediaries that sell PIMCO Funds also offer funds not managed by PIMCO Advisors and frequently offer funds managed by their own affiliates.

  In addition to the 51 PIMCO Funds, PIMCO Advisors' investment managers subadvise third party sponsored mutual funds. In particular, Opcap Advisors, a subsidiary of Oppenheimer Capital, serves as subadvisor for six funds in the Quest For Value Series of OppenheimerFunds (an unaffiliated fund) having $7.8 billion under management at December 31, 1998.

  Wrap Fee Accounts. Oppenheimer Capital has become actively involved in managing wrap fee accounts, or broker sponsored asset management programs. Wrap fee accounts have grown rapidly since their introduction, reaching nearly $9.6 billion under management at December 31, 1998. Oppenheimer Capital's success is attributable in large part to its strong long term track record which brokers promote in marketing.

  Through wrap fee programs, brokers offer their clients discretionary portfolio management services. The services are provided through independent investment managers selected by the broker and the client from the broker's approved list of managers. The broker's client investment objectives are analyzed and an investment manager is chosen whose investment philosophy appears to be compatible with the client's goals. The client enters into an investment advisory agreement with the broker which has a separate master agreement with Oppenheimer Capital. The client pays a single, all inclusive fee which covers investment advisory services rendered, as well as custodial, execution and other client related services performed by the broker, exclusive of exchange fees and transfer taxes mandated by law. The broker pays Oppenheimer Capital a fee monthly or quarterly, from the all inclusive fee collected from the client. Oppenheimer Capital serves as wrap account manager for eighteen programs totaling $9.6 billion under management, with approximately 69% of those assets originated through the Salomon Smith Barney brokerage network.

  Variable Annuities. Oppenheimer Capital has developed a program managing funds which support the variable annuity products of a number of insurance companies. Since introduction, this program has grown to nearly $5.1 billion in assets under management at December 31, 1998.

  Asset growth is being driven by a combination of market appreciation, investment performance and the development of relationships with additional insurance companies. Subsidiaries of PIMCO Advisors manage portfolios for the variable annuity accounts of Pacific Life Insurance Company and other insurance companies.

Growth Strategy

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker-dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors. PIMCO Advisors' growth initiatives include:

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

  New Product Offerings. PIMCO Advisors pursues growth in both the institutional and retail markets through offering new products. By assessing current product offerings, working with clients and monitoring market trends, PIMCO Advisors identifies areas for new product placement. Leveraging off the depth and expertise of its investment professionals, PIMCO Advisors has recently developed several new funds to enhance its product line and expects to continue to supplement its fund offerings. Recent new product offerings include a series of asset allocation funds, a tax efficient management strategies fund, a series of products available to variable annuity plans and investment products available to oversees investors.

  PIMCO Advisors pursues these strategies both through internal investment and through targeting existing investment managers and selectively acquiring or hiring those that have demonstrated strong investment performance or provide complementary products and investment philosophies to PIMCO Advisors' existing investment management groups.

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

  A large number of mutual funds are sold to the public by investment management firms, broker-dealers, insurance companies and banks in competition with mutual funds sponsored by PIMCO Advisors. Many competitors apply substantial resources to advertising and marketing their mutual funds which may adversely affect the ability of PIMCO Advisors sponsored funds to attract new retail clients and to retain retail assets under management.

Regulation

  PIMCO Advisors, Pacific Investment Management, Oppenheimer Capital and its other investment management subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. Each of the PIMCO Funds is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. PFD and OCC Distributors are registered with the SEC as broker-dealers. All aspects of PIMCO Advisors' business are subject to various federal and state laws and regulations and to the laws of foreign countries in which PIMCO Advisors' affiliates conduct business.

Fee Revenues

 General Characteristics

  Investment management agreements between PIMCO Advisors' investment management groups and their clients typically provide for fees based on a percentage of the assets under management, generally determined at least quarterly and valued at current market levels. The percentage of the fee applicable to a particular classification of assets under management is a function of several factors. For example, investments or strategies which have a higher degree of risk and uncertainty command a higher percentage fee. Therefore, significant fluctuations in securities prices or in the investment patterns of clients that result in shifts in assets under management can have a material effect on PIMCO Advisors' consolidated revenues and profitability. Such fluctuations in asset valuations and client investment patterns may be affected by overall economic conditions and other factors influencing the capital markets and the net sales of mutual fund shares generally, including interest rate fluctuations. Virtually all of PIMCO Advisors' revenues are derived from investment management agreements with clients that are terminable at any time or upon 30 to 60 days' notice, as is the case generally in the investment management industry. In general these investment management agreements may not be assigned without the consent of the client. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on PIMCO Advisors' results of operations. The investment management business is highly competitive and fees vary among investment managers. Some of PIMCO Advisors' investment management groups' fees are higher than those of many investment managers relative to the average size of accounts under management. Each investment manager's ability to maintain its fee structure in the competitive environment is dependent to a large extent on the ability of its investment managers to provide clients with service and investment returns that will cause clients to be willing to pay those fees. There can be no assurance that PIMCO Advisors' investment management groups will be able to retain their clients or sustain their fee structures in the future.

 Performance Based Fees

  Approximately 4.1%, 4.5% and 4.0% of PIMCO Advisors' revenues (as adjusted to combine with the revenues of Oppenheimer Capital) for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from performance based fees. Most of these revenues are attributable to Pacific Investment Management's operations. To earn a performance based fee with respect to an account, the relevant investment manager must generally outperform a specific benchmark over a particular period. Performance based fee arrangements make revenues more volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. Pacific Investment Management's StocksPLUS product, which accounted for approximately $15.8 billion of assets under management at December 31, 1998, is generally subject to a performance based arrangement in which under performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are generally not subject to a cap. In addition to the StocksPLUS accounts, several large fixed income accounts aggregating approximately $15.7 billion at December 31, 1998, also have performance based fee arrangements. Pacific Investment Management's performance based fee arrangements, including the StocksPLUS fee arrangement, can materially affect Pacific Investment Management's revenues, and thus those of PIMCO Advisors, from period to period.

Employees

  As of December 31, 1998, PIMCO Advisors and its subsidiaries employed 1,084 employees.

Item 2. Properties

  The principal offices of PIMCO Holdings and PIMCO Advisors are located at
(i) 800 Newport Center Drive, Newport Beach, California where they occupy approximately 16,000 square feet of space under a lease expiring in 2005, and
(ii) 2187 Atlantic Street, Stamford, Connecticut where PIMCO Advisors and PFD occupy approximately 17,200 square feet of space under a sublease expiring in 2002. Subsidiaries of PIMCO Advisors also lease space in Atlanta, Boston, Chicago, Dallas, Edinburgh, London, Newport Beach, New York City, Seattle, Singapore, Sydney, Tampa and Tokyo. Each location is a modern office building and the space is adequate for PIMCO Holdings', PIMCO Advisors' and its subsidiaries current operations, but more space may be necessary should PIMCO Advisors business expand.

  Pacific Investment Management's principal offices are located at 800 and 840 Newport Center Drive and 5 Civic Plaza, Newport Beach, California where it occupies approximately 85,000 square feet of space under leases expiring 2005. Pacific Investment Management has entered into a Office Space Lease with The Irvine Company pursuant to which Pacific Investment Management would lease approximately 50,000 square feet in Newport Beach, California for an initial lease payment of $117,000 per month, increasing to $122,000 commencing September 1, 2000, $127,000 commencing September 1, 2001, $132,000 commencing September 1, 2002, $141,000 commencing September 1, 2003 and $146,000 commencing September 1, 2004. Beginning twelve months following the commencement date, the lease provides for payment of certain building costs and property taxes. The lease for the property at 5 Civic Plaza expires at midnight prior to the commencement of this lease.

  Oppenheimer Capital currently maintains office space at the following locations: approximately 40,000 square feet at the Oppenheimer Tower, New York, New York; 39,800 square feet at the Merrill Lynch Tower, New York, New York; and 44,000 square feet at 33 Maiden Lane, New York, New York. PIMCO Advisors entered into an Assignment and Assumption of Lease dated as of February 24, 1999 with UBS AG, relating to the assignment of a Lease dated December 31, 1994, as amended, between 1345 Leasehold Limited Partnership and UBS AG. Under the terms of the Assignment PIMCO Advisors will pay approximately $24,000,000 upon commencement of the assignment. The Lease for approximately 180,000 square feet encompassing the 46th through the 50th floors of 1345 Avenue of the Americas, New York, New York, provides for fixed annual lease payments of $6.4 million for the year ended December 31, 1999, $6.9 million for each of the five years beginning January 1, 2000, $7.5 million for each of the five years beginning January 1, 2005, and $8.0 million for each of the years in the period beginning January 1, 2010 and ending December 31, 2016. This office space will house the operations of Oppenheimer Capital and PIMCO Equity Advisors.

Item 3. Legal Proceedings

  There are no material legal proceedings pending or, to the knowledge of management, threatened against PIMCO Holdings or PIMCO Advisors.

  On October 20, 1998, the Court of Chancery of the State of Delaware approved the agreed upon settlement of the Oppenheimer Capital, L.P. Unitholders Litigation in settlement of class action suits filed in 1997 in connection with the acquisition of Oppenheimer Capital. Members of the class (comprising generally beneficial owners of units of Oppenheimer Capital, L.P. at the close of business on November 4, 1997) received a special distribution of $0.777 per unit rounded down to the nearest penny per unitholder, which funds were delivered to the transfer agent on October 30, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  Until December 31, 1997, PIMCO Holdings units (formerly Oppenheimer Capital, L.P. units) were traded on the New York Stock Exchange ("NYSE") under the symbol "OCC" and the PIMCO Advisors Class A limited partner units were traded on the NYSE under the symbol "PA." Commencing January 1, 1998, following the combination of the public ownership of PIMCO Holdings and PIMCO Advisors, the PIMCO Advisors Class A units are no longer publicly traded and PIMCO Holdings units are traded on the NYSE under the symbol "PA."

  The following table sets forth, for the periods indicated, the high and low trading prices for PIMCO Holdings units as reported on the NYSE and the total cash distributions paid per PIMCO Holdings unit:

                             PIMCO HOLDINGS UNITS
      (formerly Oppenheimer Capital, L.P. units prior to January 1, 1998)

                                               Trading Prices(2)
                                               ------------------
                                                                   Total Cash
             Reporting Period(1)                 High      Low    Distributions
             -------------------               --------- -------- -------------
Fiscal 1997 (ended April 30, 1997(1))
 First Quarter................................ $17 7/8   $15 3/4     $0.389
 Second Quarter...............................  20 3/4    16 5/8      0.449
 Third Quarter................................  22 3/8    19 3/8      0.569
 Fourth Quarter...............................  22 7/8    19 1/4      0.689
                                                                     ------
   Total......................................                       $2.096
                                                                     ======
Fiscal 1997 (partial year ended December 31,
 1997(1))
 First Quarter................................ $25 7/8   $21 1/2     $0.569
 Second Quarter...............................  34 5/8    26 3/4      0.569
 Third Quarter (through December 31, 1997)....  32 9/16   28 3/16     0.904
                                                                     ------
   Total......................................                       $2.042
                                                                     ======
Fiscal 1998 (ended December 31, 1998)
 First Quarter................................ $35 15/16 $29 3/8     $ 0.58
 Second Quarter...............................  34 1/2    29 3/4       0.53
 Third Quarter................................  35 3/8    25 7/16      0.53
 Fourth Quarter...............................  32 7/8    24 1/4       0.55
                                                                     ------
   Total......................................                       $ 2.19
                                                                     ======
Calendar 1999
 First Quarter (January 1, 1999 through March
  8, 1999).................................... $30 15/16 $27 5/8     $ 0.57
                                                                     ------
   Total......................................                       $ 0.57
                                                                     ======

--------
(1) On December 1, 1997, PIMCO Holdings changed its fiscal year end to December 31. The information displayed in this chart through December 31, 1997 is based on a fiscal year end of April 30. Information after December 31, 1997 is based upon a fiscal year end of December 31.
(2) PIMCO Holdings unit prices and distributions prior to December 1, 1997 have been restated to reflect the 1.67-to-one unit split effective as of that date.

  On March 8, 1999, the closing price of PIMCO Holdings units was $29 13/16 per unit and there were approximately 1,730 holders of record of PIMCO Holdings units.

Distribution Policy

  PIMCO Holdings' policy is to distribute substantially all of its net cash flow on an annual basis subject to establishment of appropriate reserves. Distributions are declared and paid to unitholders of record on March 31, June 30, September 30 and December 31 of each year within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. The Amended and Restated Agreement of Limited Partnership of PIMCO Advisors Holdings L.P., as amended (the "PIMCO Holdings Partnership Agreement") requires the general partner of PIMCO Holdings to declare quarterly distributions to the record holders of PIMCO Holdings units (the "Unitholders") in an amount equal to the cash distributions from PIMCO Advisors, less expenses and reserves. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions less applicable taxes.

  PIMCO Advisors distributes on an annual basis cash in an amount equal to Operating Profit Available for Distribution (as defined in the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. (the "PIMCO Advisors Partnership Agreement")) less any amount deemed appropriate for capital expenditures, future payments of indebtedness, as reserves or otherwise in the business of PIMCO Advisors. The Management Board of PIMCO Advisors declares distributions on a quarterly basis.

  Actual distribution levels will depend on the financial performance of PIMCO Advisors, and there can be no assurance that the recent distribution rates will continue to be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors. In addition, the general partners of PIMCO Advisors may, in determining the amount of distributions, deduct any amount from Operating Profit Available for Distribution the general partners deem may be required for capital expenditures, reserves or otherwise in the business of PIMCO Advisors. To the extent PIMCO Advisors or PIMCO Holdings retains profits in any year, unitholders may have taxable income from PIMCO Holdings that exceeds their cash distributions.

Item 6. Selected Consolidated Financial Data

  The following tables set forth summary financial data of PIMCO Holdings (retroactively restated to reflect a 1.67 for 1 unit split effective December 1, 1997) for the year ended December 31, 1998, for the eight-months ended December 31, 1997 and for each of the four years ended April 30, 1997. The table also sets forth summary financial data for Oppenheimer Capital for the eight-months ended December 31, 1997, and for each of the four years ended April 30, 1997 and selected consolidated financial data of PIMCO Advisors for each of the five years ended December 31, 1998. In the fourth quarter of 1997, PIMCO Advisors acquired Oppenheimer Capital, and PIMCO Holdings investment in Oppenheimer Capital was exchanged for an interest in PIMCO Advisors. Accordingly, PIMCO Advisors data includes the performance of Oppenheimer Capital from November 4, 1997, and PIMCO Holdings data consists of the performance of PIMCO Advisors from December 1, 1997. In addition, PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management LLC merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation"). Under generally accepted accounting principles, the Consolidation was accounted for as an acquisition of TAG LP by PFAMCo Group. Therefore, the historical financial statements of PIMCO Advisors include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors in its partnership form, for the period since the Consolidation. This information should be read in conjunction with the financial statements of PIMCO Advisors Holdings L.P., the consolidated financial statements of PIMCO Advisors L.P. and the consolidated financial statements of Oppenheimer Capital, and the related notes thereto included elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of PIMCO Advisors Holdings L.P."

                                         PIMCO Advisors Holdings L.P.
                          ------------------------------------------------------------------
                                           For
                          For the Year  the Eight
                             Ended     Months Ended
                          December 31, December 31,    For The Years Ended April 30,
                          ------------ ------------  ---------------------------------------
                              1998         1997        1997        1996       1995    1994
                          ------------ ------------  --------    --------    ------- -------
                                (Amounts in thousands, except per unit amounts)
Statements of Operations
 Data:
Revenues................    $ 90,682     $ 45,737(3) $ 56,046(1) $ 61,316(1) $34,282 $35,091
Expenses................      14,537        1,605       2,720       2,720      3,461   4,038
                            --------     --------    --------    --------    ------- -------
Net income..............    $ 76,145     $ 44,132(3) $ 53,326(1) $ 58,596(1) $30,821 $31,053
                            ========     ========    ========    ========    ======= =======
Diluted Net Income per
 unit...................    $   1.52     $   1.68    $   2.04    $   2.27    $  1.21 $  1.22
                            ========     ========    ========    ========    ======= =======
Distributions declared
 per unit...............    $   2.18     $   2.05(4) $   2.10(2) $   1.90(2) $  1.30 $  1.28
                            ========     ========    ========    ========    ======= =======
Weighted average number
 of units outstanding...      47,257       25,768      25,663      25,457     25,277  25,122
Financial Condition at
 End of Period:
Total assets............    $503,996     $438,964    $116,149    $110,099    $96,633 $98,116
Total liabilities.......      42,377       30,627      17,858      12,713     10,321  10,319
                            --------     --------    --------    --------    ------- -------
Partners' capital.......    $461,619     $408,337    $ 98,291    $ 97,386    $86,312 $87,797
                            ========     ========    ========    ========    ======= =======

--------
(1) Includes revenues and a non-recurring gain of $1.8 million, or $.07 per unit in fiscal 1997 and $17.7 million, or $.69 per unit in fiscal 1996.

(2) Includes a special distribution related to the non-recurring gain of $.06 per unit in fiscal 1997 and $.33 per unit in fiscal 1996.

(3) Includes revenues and a non-recurring gain of $2.8 million, or $.11 per unit.

(4) Includes a special distribution related to the non-recurring gain of $.07 per unit.

                                        PIMCO Advisors L.P.
                                  For The Years Ended December 31
                          ------------------------------------------------------
                             1998          1997         1996     1995     1994
                          ----------    ----------    -------- -------- --------
                          (Amounts in thousands, except per unit amounts)
Statements of Operations
 Data:
Total revenues..........  $  852,432    $  516,669    $392,024 $323,014 $180,263
Operating expenses......     571,458       347,453     261,978  215,271  145,220
Amortization of
 intangibles, options
 and restricted units...      80,805        51,676      41,171   42,723    6,202
                          ----------    ----------    -------- -------- --------
Operating income........  $  200,169    $  117,540    $ 88,875 $ 65,020 $ 28,841
                          ==========    ==========    ======== ======== ========
Net Income..............  $  208,376    $  118,330    $ 91,128 $ 68,467 $ 19,255
                          ==========    ==========    ======== ======== ========
Diluted Net Income Per
 Unit(1):
General Partner and
 Class A Limited Partner
 units..................  $     1.83    $     1.45    $   1.29 $   1.16 $   0.12
                          ==========    ==========    ======== ======== ========
Dividends/Distributions
 Declared(2):...........  $  271,345    $  208,713    $131,604 $ 89,613 $ 24,384
                          ==========    ==========    ======== ======== ========
Financial Condition at
 End of Period:
Total assets(3).........  $1,412,038    $1,334,884    $358,500 $369,592 $379,708
Total liabilities.......     352,951       280,819      62,257   38,035   34,179
                          ----------    ----------    -------- -------- --------
Partners' capital.......  $1,059,087    $1,054,065    $296,243 $331,557 $345,529
                          ==========    ==========    ======== ======== ========
Other Statistics:
Assets under management
 (in billions)..........  $    244.2(4) $    199.5(4) $  110.0 $   95.2 $   72.2
Operating Profit
 Available for
 Distribution(1)........  $  289,191    $  173,166    $132,314 $111,205 $ 12,306

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

(2) PIMCO Advisors accelerated its distribution declaration record date by one-month effective December 31, 1997, thus 1997 reflects five quarterly declarations.

(3) Upon completion of the acquisition of Oppenheimer Capital, approximately $897.5 million of intangible assets were recorded. Upon completion of the Consolidation, approximately $284.9 million of intangible assets were recorded. See Note 3 in the Notes to the Consolidated Financial Statements of PIMCO Advisors L.P. and Subsidiaries.

(4) Includes Oppenheimer Capital.

                                         Oppenheimer Capital
                          --------------------------------------------------------
                          For the Eight
                          Months Ended
                          December 31,      For The Years Ended April 30,
                          -------------  -----------------------------------------
                              1997         1997        1996        1995     1994
                          -------------  --------    --------    -------- --------
                                       (Amounts in thousands)
Statements of Operations
 Data:
Revenues................    $148,937     $181,974    $158,215    $129,912 $112,290
Expenses................      83,951      103,064      95,551      83,066   64,683
                            --------     --------    --------    -------- --------
Operating income........      64,986       78,910      62,664      46,846   47,607
Gain on Quest sale......       4,374(2)     2,806(1)   27,725(1)      --       --
                            --------     --------    --------    -------- --------
Income before income tax
 expense and minority
 interest...............    $ 69,360     $ 81,716    $ 90,389    $ 46,846 $ 47,607
                            ========     ========    ========    ======== ========
Financial Condition at
 End of Period:
Total assets............    $ 86,236     $ 93,019    $ 76,338    $ 56,129 $ 43,034
Total liabilities.......      38,654       53,044      41,462      41,582   30,557
Minority interest.......         213          277         174          87       25
                            --------     --------    --------    -------- --------
Partners' capital.......    $ 47,369     $ 39,698    $ 34,702    $ 14,460 $ 12,452
                            ========     ========    ========    ======== ========
Other Statistics:
Assets under management
 (in billions)..........    $   61.4     $   51.2    $   40.6    $   31.8 $   29.4

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

Item 7. Management's Discussion and Analysis Of Financial Condition And Results of Operations of
    PIMCO Advisors Holdings L.P.

General

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). Until November 30, 1997, PIMCO Holdings' primary sources of income were its proportionate (67%) share of the net income of Oppenheimer Capital, an equity oriented investment management firm, and interest income from a 10%, $32.2 million note receivable (the "Equities Note") from an affiliate. As a result of the acquisition of Oppenheimer Capital by PIMCO Advisors L.P. ("PIMCO Advisors") described below, commencing December 1, 1997, PIMCO Holdings primary source of income has been its proportionate share of the net income of PIMCO Advisors. As of December 31, 1998, PIMCO Holdings held approximately 48 million general partner units of PIMCO Advisors, representing a 44% general partner interest in PIMCO Advisors. PIMCO Partners, G.P. and other private holders hold the remaining interest in PIMCO Advisors. PIMCO Partners, G.P. is the sole general partner of PIMCO Holdings.

  PIMCO Advisors is one of the largest investment management firms in the United States with approximately $244.2 billion under management at December 31, 1998. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company and the equity oriented Oppenheimer Capital.

  The financial condition and results of operations of PIMCO Advisors are discussed below under "PIMCO ADVISORS L.P." The financial condition and results of operations of Oppenheimer Capital are discussed below under "OPPENHEIMER CAPITAL".

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

  Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors. Accordingly, the period ending December 31, 1997 is a "stub" reporting period, eight-months in total, consisting of two three-month periods and one two-month period.

Pro Forma Financial Information

  Because of the different ownership interests during the historical reporting periods and the different elapsed times of the historical reporting periods, management has included below certain pro forma financial information as if the above discussed transactions had been completed as of January 1, 1996. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from the inclusion of 67% of Oppenheimer Capital's stand alone results prior to November 30, 1997 as compared with 24% of the consolidated results of PIMCO Advisors for December of 1997 and 43-44% of such activities after December 31, 1997, and from certain events effected in the transactions principally related to the creation and amortization of intangible assets.

  The following table summarizes the audited 1998 condensed actual results of PIMCO Holdings and PIMCO Advisors since completion of the above discussed acquisition transactions and the unaudited 1997 and 1996 condensed pro forma results of operations of PIMCO Holdings and PIMCO Advisors as if the above discussed acquisition transactions had been completed on January 1, 1996.

                                                 PIMCO Advisors Holdings L.P.
                                                     For the Years Ended
                                                         December 31,
                                                 ------------------------------
                                                    1998      1997      1996
                                                 -------------------- ---------
                                                  (Actual)     (Pro forma)
                                                              (in millions)
   REVENUES
    Equity in earnings of PIMCO Advisors........  $    90.7 $    66.0 $    45.9
                                                  --------- --------- ---------
   NET INCOME...................................  $    76.1 $    66.0 $    45.9
                                                  ========= ========= =========
    Basic Net Income per Unit...................  $    1.61 $    1.44 $    1.00
                                                  ========= ========= =========
    Diluted Net Income per Unit.................  $    1.52 $    1.39 $    0.98
                                                  ========= ========= =========
                                                     PIMCO Advisors L.P.
                                                     For the Years Ended
                                                         December 31,
                                                 ------------------------------
                                                    1998      1997      1996
                                                 -------------------- ---------
                                                  (Actual)     (Pro forma)
                                                              (in millions)
   REVENUES.....................................  $   852.4 $   704.8 $   567.1
                                                  --------- --------- ---------
   EXPENSES
    Compensation and related....................      359.6     295.9     245.0
    Other operating expenses....................      203.6     148.4     111.0
    Amortization of intangibles and restricted
     units......................................       80.8     103.2     101.7
                                                  --------- --------- ---------
      Total.....................................      644.0     547.5     457.7
                                                  --------- --------- ---------
   Net income...................................  $   208.4 $   157.3 $   109.4
                                                  ========= ========= =========
    Basic Net Income per Unit...................  $    1.92 $    1.44 $    1.00
                                                  ========= ========= =========
    Diluted Net Income per Unit.................  $    1.83 $    1.39 $    0.98
                                                  ========= ========= =========
   Assets Under Management: (in billions)
    Beginning of period.........................  $   199.5 $   158.2 $   132.4
    End of period...............................  $   244.2 $   199.5 $   158.2

  The foregoing pro forma operating results give effect to:

    (i) Conversion of PIMCO Holdings to a calendar year reporting basis;

    (ii) The issuance of 2.1 million PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");

    (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1998;

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

PIMCO ADVISORS HOLDINGS L.P.

Comparative Results of Operations

Calendar 1998 actual compared to Calendar 1997 pro forma:

  PIMCO Holdings realized $90.7 million as its proportionate share of earnings of PIMCO Advisors (approximately 44%) as compared with $66.0 million pro forma in 1997, an increase of $24.7 million or 37.4%. This increase was principally the result of a comparable increase in the net income of PIMCO Advisors, resulting from a $147.6 million, or 20.9%, pro forma increase in revenues influenced predominantly by a 22.4% increase in managed assets as of the end of the respective periods.

  The increase in PIMCO Advisors' managed assets aggregated $44.7 billion, which was comprised of $21.0 billion of net cash inflows and $23.7 billion of net market appreciation. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

  The operating expenses of PIMCO Advisors include compensation and related costs, which increased a pro forma $63.7 million or 21.5%; other operating expenses, which increased a pro forma $55.2 million or 37.2% and amortization of intangibles and restricted units and options, which decreased a pro forma $22.4 million or 21.7%. Compensation and related costs are heavily influenced by increased revenues because a substantial portion of such costs reflect participation by key employees in the profitability of the investment advisor subsidiaries. Other operating costs include occupancy and other costs and tend to grow at a slower rate than revenues, however, as discussed below under "PIMCO Advisors L.P.", the expansion of marketing programs and increased sales activity at PIMCO Funds Distributors LLC ("PFD") increased this cost category by nearly $25 million in 1998, while increases in occupancy and other costs accounted for the balance.

  The amortization of intangibles and restricted units and options in 1997 and 1996 includes a charge of approximately $25.8 million related to the complete amortization as of December 31, 1997 of the intangible value (approximately $80.7 million) of PIMCO Advisors' master limited partnership ("MLP") structure, originally scheduled to expire on December 31, 1997.

  Under the change in the tax laws enacted in August of 1997, PIMCO Holdings has elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there will be no specific intangible amortization related to this structure in the future. Based upon current operating margins, it is expected that the federal tax will amount to an approximate 15% to 17% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution. In 1998 this tax amounted to approximately $14.5 million at PIMCO Advisors Holdings.

  Net income of PIMCO Holdings amounted to $76.1 million, or $1.52 diluted earnings per unit, based upon an average of 47.3 million units outstanding for 1998 and $66.0 million, or $1.39 diluted earnings per unit, based upon an average of 45.7 million units outstanding on a pro forma basis in 1997.

 Calendar 1997 pro forma compared to Calendar 1996 pro forma:

  PIMCO Holdings realized $66 million as its proportionate share of pro forma earnings of PIMCO Advisors (approximately 44%) as compared with $45.9 million pro forma in 1996, an increase of $20.1 million or 43.8%. This increase was the result of a comparable increase in the net income of PIMCO Advisors, resulting from a $137.7 million, or 24.3%, pro forma increase in revenues influenced predominantly by a pro forma 26.1% increase in managed assets as of the end of the respective periods.

  The pro forma increase in managed assets aggregated $41.3 billion, which was comprised of $16.0 billion of net cash inflows and $25.3 billion of net market appreciation. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

  The operating expenses of PIMCO Advisors include compensation and related costs, which increased a pro forma $50.9 million or 20.8%; other operating expenses, which increased a pro forma $37.4 million or 33.7% and amortization of intangibles and restricted units and options, which increased a pro forma $1.5 million or 1.5%. Compensation and related costs are heavily influenced by increased revenues because a substantial portion of such costs reflect participation by key employees in the profitability of the investment advisor subsidiaries. Other operating costs include occupancy and other costs and tend to grow at a slower rate than revenues, however, as discussed below under "PIMCO Advisors L.P.", the implementation of a unified administrative fee in the PIMCO Funds complex in 1997 resulted in costs previously borne by the mutual funds being borne directly by the adviser with a corresponding new revenue.

 Historical eight-months ended December 31, 1997 compared to the fiscal year ended April 30, 1997

  PIMCO Holdings realized $43.8 million as its proportionate share of the earnings of its investees during the eight-months ended December 31, 1997. This included $39.8 million representing its approximate 67% ownership of Oppenheimer Capital through November 30, 1997 and $4.0 million representing its approximate 24% ownership of PIMCO Advisors for the month of December 1997. Equity in earnings of Oppenheimer Capital for the period included $2.8 million representing the proportionate share of a gain recognized by Oppenheimer Capital upon the sale of the investment advisory contracts and business relationships of the Quest for Value Dual Purpose Fund, Inc. to OppenheimerFunds, Inc. ("OFI"). This compares with fiscal 1997 recorded results of $52.8 million of equity in earnings of Oppenheimer Capital, which results also reflected a $1.8 million gain from the sale of the Quest for Value Funds investment advisory contracts and business relationships to OFI. These two sales are referred to as the Quest sales. The comparative reduction in earnings is predominantly due to the shorter relative time frames (seven months of ownership of Oppenheimer Capital as compared to 12 months of ownership) offset by increased managed assets during that period. Variances in interest income, amortization of intangibles and other expenses are all due to the difference in length of the respective reporting periods.

  Net income per unit amounted to $1.70 based upon a weighted average 25.8 million units outstanding.

 Comparison of historical fiscal years ended April 30, 1997 and 1996

  PIMCO Holdings recorded equity in earnings of Oppenheimer Capital for the years ended April 30, 1997 and 1996 of $52.8 million and $58.1 million, respectively. Equity in earnings of Oppenheimer Capital for the 1997 and 1996 fiscal years included gains recognized by Oppenheimer Capital on the Quest sales of $1.8 million and $17.7 million, respectively. Equity in earnings of Oppenheimer Capital, excluding the Quest sales, increased 26.4% to $51.0 million for the year ended April 30, 1997 from $40.4 million for the year ended April 30, 1996, as a result of higher operating income at Oppenheimer Capital. Interest income on the Equities Note for each of the years ended April 30, 1997 and 1996 totaled $3.2 million.

  Amortization of goodwill for each of the years ended April 30, 1997 and 1996 amounted to $2.6 million. Other expenses consist of New York City unincorporated business tax ("UBT") computed at a rate of 4% of taxable income. For the years ended April 30, 1997 and 1996, New York City UBT amounted to $132,000 each year.

  Net income amounted to $53.3 million or $2.06 per unit based on an average of 25.8 million units outstanding for the year ended April 30, 1997 and $58.6 million or $2.28 per unit based on an average of 25.5 million units outstanding for the year ended April 30, 1996. Included in the net income for the years ended April 30, 1997 and 1996 are gains on the Quest sale, which amounted to $1.8 million, or $.07 per unit and $17.7 million, or $.69 per unit, respectively.

Taxes

  PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of the individual partners. However, beginning in calendar year 1998, PIMCO Holdings elected to be subject to a 3.5% federal tax on its share of PIMCO Advisors gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of these taxes will reduce both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes may be imposed by states in which PIMCO Holdings is subject to such taxes. As of December 31, 1998, PIMCO Holdings anticipates an effective tax on gross income, including current state imposed taxes, to approximate 4%.

Liquidity and Capital Resources

  PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors (Oppenheimer Capital before November 30, 1997) for its liquidity and capital resources. The liquidity and capital resources of PIMCO Advisors is discussed separately below.

  For the year ending December 31, 1998, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.18 per unit. For the eight-months ended December 31, 1997, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.05 per unit, including $.07 related to the Quest sale. For the fiscal years ended April 30, 1997 and 1996, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.10 and $1.90 per unit, respectively. The total distributions for the fiscal years ended April 30, 1997 and 1996 included special distributions of $.06 and $.33, respectively, related to the Quest sales. PIMCO Holdings' policy is to distribute substantially all of its net cash flow on an annual basis after establishment of appropriate reserves. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 of each year and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per-unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes (see PIMCO Advisors L.P. "Liquidity and Capital Resources" and "Distributions").

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

Revenues and Assets Under Management

  PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients, and advisory, distribution and servicing fees for services provided to the PIMCO Funds.

  Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management. While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees have aggregated $34.7 million, $31.6 million and $22.5 million, or 4.1%, 4.5% and 4.0% of total revenues (pro forma in 1997 and 1996) in 1998, 1997 and 1996 respectively.

  The following table sets forth the actual composition of PIMCO Advisors assets under management as of December 31, 1998 and 1997 compared to pro forma December 31, 1996:

                                                     1998     1997      1996
                                                   -------- -------- -----------
                                                   (Actual) (Actual) (Pro Forma)
                                                   -------- -------- -----------
                                                           (in millions)
   Assets under management by source:
    Institutional separate accounts
      Fixed income...............................  $106,633 $ 82,981  $ 63,388
      Equity.....................................    50,753   51,139    44,053
    Retail products and mutual funds.............    86,780   65,425    50,808
                                                   -------- --------  --------
        Total....................................  $244,166 $199,545  $158,249
                                                   ======== ========  ========
   Assets under management by type:
    Fixed income.................................  $148,853 $112,318  $ 86,942
    Equity.......................................    92,040   84,405    68,389
    Money market.................................     3,273    2,822     2,918
                                                   -------- --------  --------
        Total....................................  $244,166 $199,545  $158,249
                                                   ======== ========  ========

  In 1998 managed assets increased by $44.7 billion. The increase resulted from net cash inflows from new and existing clients of $21.0 billion and net market appreciation of $23.7 billion. In 1997 and 1996, on a pro forma basis assuming the acquisition of Oppenheimer Capital as of January 1, 1996, net cash inflows were $16.1 billion and $10.4 billion respectively. Net market appreciation contributed $25.1 billion and $15.4 billion in 1997 and 1996, respectively, under the same pro forma assumptions. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

  PIMCO Advisors' principal business units include Pacific Investment Management, a fixed income manager, Oppenheimer Capital, a value based equity manager and PIMCO Funds Distributors LLC ("PFD"), the broker dealer distributing the PIMCO Funds. Effective January 1, 1999, PIMCO Equity Advisors, a division focused principally on equity management for mutual funds, was established. Revenues are generally dependent upon the average levels of assets managed, and to a lesser extent, the levels of net assets gathered in the case of PFD. Accordingly, revenue impacts from growth, or declines, in managed assets are more noticeable in periods subsequent to the change than in the period of change itself.

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

  PIMCO Advisors has structured its proprietary mutual fund operations into the "PIMCO Funds" family of mutual funds. PIMCO Funds are offered in up to six different share classes: Institutional and administrative share classes primarily for institutional investors and, for retail investors, front end load, back-end load and level load share classes. The PIMCO Funds have a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management (and not the PIMCO Funds) bear the risk of increases in service costs (including those of third-party service providers such as transfer agents) and will directly benefit from any decreases in those costs.

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

  Intangible assets of approximately $284.9 million created by the Consolidation represent the excess of the purchase price over the fair value of net tangible assets of TAG L.P. deemed acquired by PFAMCo Group. Approximately $80.7 million of the intangible assets represents the value assigned to PIMCO Advisors' MLP structure. Under previous tax law, an MLP was exempt from federal and most state and local income taxes through December 31, 1997. As discussed elsewhere, the tax status for publicly traded partnerships has been extended. However, the value attributed to the MLP structure has been amortized through the period ended December 31, 1997. In connection with the acquisition of Oppenheimer Capital in the fourth quarter of 1997 approximately $897.5 million of intangible assets was recorded, representing the excess of the purchase price over the fair value of the net tangible assets acquired. The remainder of all intangibles is being amortized over the estimated useful life of 20 years.

Distributions

  PIMCO Advisors distributes on an annual basis cash in an amount equal to Operating Profit Available for Distribution (as defined in the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. (the "PIMCO Advisors Partnership Agreement")) less any amount deemed required for capital expenditures, future payments of indebtedness, as reserves or otherwise in the business of PIMCO Advisors. Operating Profit Available for Distribution is defined by PIMCO Advisors Partnership Agreement and is computed as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow-through entity for tax purposes. In general, the PIMCO Advisors Management Board evaluates distribution levels quarterly.

  During 1998 PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $2.49 per unit, consisting of quarterly declarations of $0.60, $0.60, $0.63 and $0.66 for the first, second, third and fourth quarters, respectively. The fourth quarter declaration was paid on January 29, 1999. PIMCO Holdings also declared distributions to holders of PIMCO Holdings units of $2.18 per unit, consisting of quarterly declarations of $0.53, $0.53, $0.55 and $0.57 for the first, second, third and fourth quarters, respectively. The fourth quarter distribution was paid on January 29, 1999. The difference between the distribution levels of PIMCO Advisors and PIMCO Holdings arises from the tax on publicly traded partnerships that became effective in 1998.

  Actual distribution levels will depend on the financial performance of PIMCO Advisors, and there can be no assurance that recent distribution rates will continue to be achieved. Distributions made by PIMCO Holdings will depend on the profitability of the investment business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors. In addition, the general partners of PIMCO Advisors may, in determining the amount of distributions, deduct any amount from Operating Profit Available for Distribution the general partners deem may be required for capital expenditures, reserves or otherwise in the business of PIMCO Advisors. To the extent PIMCO Advisors or PIMCO Holdings retains profits in any year, unitholders may have taxable income from PIMCO Holdings that exceeds their cash distributions.

  Prior to 1998, net income per unit had been computed under the two-class method which allocated net income to Class A and Class B units in proportion to the Operating Profit Available for Distribution for each class. PIMCO Advisors Class A units were entitled to a priority distribution of $1.88 per unit per year until December 31, 1997. Because of this, the amount of Operating Profit Available for Distribution allocated to such units has been greater during some periods than the amount allocated to PIMCO Advisors Class B units. As a result, prior to 1997 the net income allocated per Class A unit was greater than the net income allocated per Class B unit. In addition, because of the priority distribution, the initial dilution to net income per unit from the assumed exercise of unit options was applied entirely to PIMCO Advisors Class B units. However, growth in both net income and Operating Profit Available for Distribution in 1997 beyond the priority levels resulted in the allocations of income and distributions per unit to be equal across all classes in 1997.

  Distributions are declared and paid to unitholders of record as of the quarter end (including for PIMCO Holdings) within thirty days following the end of each calendar quarter. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units were converted into Class A units.

Comparative Results of Operations

 Year ended December 31, 1998 actual results compared to year ended December 31, 1997 pro forma results

  PIMCO Advisors consolidated 1998 revenues, including those of its wholly-owned distributor, PFD, were $852.4 million, compared to pro forma revenues of $704.8 million in 1997. Advisory revenues in this comparison increased $128.5 million to $770.1 million in 1998. Distribution and servicing revenues increased $19.1 million to $82.3 million in 1998. For most operating entities revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $34.7 million in 1998 as compared to $31.6 million in 1997. The increase in performance based fees occurred principally in equity index portfolio products seeking to outperform the S&P 500 Index.

  While the consolidated assets under management of PIMCO Advisors increased by $44.6 billion, CCI continued to experience net outflows of managed assets, aggregating $1.8 billion in 1998, resulting in a decrease in its revenues of $9.4 million or 16.3%. Oppenheimer Capital, while experiencing net outflows of managed assets of approximately $4.9 billion, saw its revenues increase $17.7 million, or 7.6%, because of higher average managed assets in 1998 as compared to 1997. With the establishment of PIMCO Equity Advisors in the first quarter of 1999, and the transfer of the management of five PIMCO Funds portfolios from CCI to PIMCO Equity Advisors, it is expected that the revenues of CCI will again decline in 1999 by more than $17 million as a result of this transfer. These revenues will remain within the consolidated results of PIMCO Advisors, however.

  Compensation and benefit expenses in 1998 of $359.6 million were $63.7 million higher than pro forma 1997 of $295.9 million, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management subsidiaries due to improved profitability. The total number of employees increased from 980 as of December 31, 1997 to 1,084 as of December 31, 1998.

  Commission expenses increased by $17.5 million or 29.1% in 1998 as compared with pro forma 1997 amounts of $60.3 million. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions paid for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1998, trail and service fee commissions increased to $51.6 million, an increase of $10.2 million or 24.9%, compared to 1997 pro forma amounts. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $19.0 million on a pro forma basis in 1997 to $26.2 million in 1998, an increase of $7.2 million or 37.9%. This is a result of increases in total sales volume and the mix of share classes sold.

  Restricted unit and option plan costs increased $3.4 million, or 15.2% from 1997 pro forma amounts of $22.4 million. This cost is predominantly due to the award of restricted units in the Oppenheimer Capital acquisition that will result in an annual charge of approximately $15-$16 million in this cost category over the five year vesting period. Coupled with existing charges to this line item, the 1999 charge is expected to aggregate approximately $24.9 million.

  Marketing and promotional costs increased $8.6 million or 42.8% in 1998 compared to pro forma amounts of $20.1 million in 1997. Increases commensurate with increased activities occurred at most entities. In addition, the retail fund complex adopted a unified administrative fee structure in 1997 which results in costs previously borne directly by the funds being borne by the advisor with a concurrent revenue received by the advisor. The majority of those newly borne costs are reflected in the marketing and promotional and general and administrative cost categories.

  Occupancy and equipment costs increased $5.9 million or 33.5% in 1998 compared to pro forma amounts of $17.6 million in 1997. The increase relates to increased depreciation of equipment and inflationary facilities cost increases at all entities, as well as expansion costs associated with headcount increases. Subsequent to year end, PIMCO Advisors and Oppenheimer Capital have entered into a new lease for approximately 180,000 square feet of space in New York City to house the operations of PIMCO Equity Advisors and Oppenheimer Capital. It is expected that this relocation and expansion will result in higher occupancy costs in 1999 than were experienced in 1998, but increases beyond 1999 should be less than those experienced in prior years.

  General and administrative costs increased $11.2 million or 34.7% in 1998 compared to pro forma amounts of $32.4 million in 1997. As noted above, the retail fund complex adopted a fixed administrative fee basis in 1997 resulting in increases to this cost category for expenses previously borne directly by the funds.

  Other expense includes such items as interest expense, consulting costs, reimbursement agreements, taxes and other, and reflects a net increase of $13.1 million in 1998 compared to pro forma amounts of $6.2 million in 1997.

Interest expense on debt assumed in the Oppenheimer Capital acquisition of approximately $5.0 million, net increases in other interest expense of approximately $2.2 million, declines in investment earnings and non-recurring gains of approximately $3.0 million, as well as generally expanded activities at all of the operating subsidiaries, account for this increase.

  Amortization of intangibles decreased $25.7 million when compared to the pro forma levels of $80.8 in 1997. The completed amortization of the originally established intangible asset allocable to the MLP status of PIMCO Advisors caused this decline. Future annual charges are expected to equal the amount recognized in 1998.

 Year ended December 31, 1998 actual results compared to year ended December 31, 1997 actual results

  The 1998 results of operations reflect the consolidation of Oppenheimer Capital for the entire year, while the 1997 actual results reflect Oppenheimer Capital for only the two months after the acquisition occurring on November 4, 1997. In addition to the growth in most of the operating revenues and expenses discussed above in the comparison of the pro forma 1997 results to those of 1998, the inclusion of Oppenheimer Capital in the consolidated financial results for an additional 10 months in 1998 accounts for the significant increases in most line items. In particular, revenues, compensation, restricted unit and option costs and amortization of intangibles all increased in 1998 as a result of the Oppenheimer acquisition.

 Year ended December 31, 1997 actual results compared to year ended December 31, 1996 actual results

  PIMCO Advisors consolidated 1997 revenues, including those of its wholly-owned distributor, PFD, were $516.7 million, compared to revenues of $392.0 million in 1996. Advisory revenues in this comparison increased $114.9 million to $453.2 million in 1997. Distribution and servicing revenues increased $9.8 million to $63.5 million in 1997. The acquisition of Oppenheimer Capital during the fourth quarter of 1997 accounts for a portion of the individual increases in the respective operational line items on a year-over-year basis. Most significantly, approximately $39.0 million of revenues, $14.5 million in compensation and related expenses, and $2.8 million of restricted unit amortization arose in the post acquisition period. The impact of Oppenheimer Capital on other cost categories for the post acquisition period was generally not material because of the short time period involved. In addition to the revenues from Oppenheimer Capital, for most operating entities revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees, which amounted to $31.6 million in 1997 as compared to $22.5 million in 1996. The increase in performance based fees occurred principally in equity index portfolio products seeking to outperform the S&P 500 Index. CCI continued to experience net outflows of managed assets, principally in large-cap separate accounts, aggregating $6.1 billion in 1997, resulting in a decrease in its revenues of $6.1 million or 9.6%.

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

  Commission expenses increased by $9.0 million or 23.9% in 1997 as compared with 1996. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail oriented mutual funds. In 1997, trail and service fee commissions increased to $35.6 million, an increase of $5.3 million or 17.5%, compared to 1996. This increase is related to an increase in the underlying qualifying assets. Up front commissions increased from $7.4 million in 1996 to $11.1 million in 1997, an increase of $3.7 million or 50.0%. This is a result of increases in total sales volume and the mix of share classes sold.

  Restricted unit and option plan costs increased $3.0 million, or 58.6% from 1996. This is predominantly due to the award of restricted units in the Oppenheimer Capital acquisition.

  Marketing and promotional costs increased $5.6 million or 51.1% in 1997 compared to 1996. Increases commensurate with increased activities occurred at most entities, including the effects of Oppenheimer Capital of approximately $1.4 million. In addition, the retail fund complex adopted a unified administrative fee structure in 1997 which results in costs previously borne directly by the funds being borne by the advisor with a concurrent revenue received by the advisor. The majority of those newly borne costs are reflected in the marketing and promotional and general and administrative cost categories.

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

Liquidity and Capital Resources

  PIMCO Advisors business has not historically been capital intensive, although increasing sales of PIMCO Funds Class B shares require PIMCO Advisors to finance increasing amounts of the brokerage commissions associated with these shares which commissions are repaid through future 12b-1 fees. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors often finances quarterly profit sharing payments to employees using short-term borrowings and may finance "B" share commissions with short or long term borrowings.

  PIMCO Advisors had approximately $116.1 million of cash and cash equivalents and short-term investments at December 31, 1998 compared to approximately $67.9 million at December 31, 1997. The increases were due to the timing of payment of certain liabilities offset by the funding of "B" Share commissions to brokers. "B" Shares involve the payment of commissions to the selling broker by the distributor at the time of sale of mutual fund shares. Through deferred sales charges to the investor, or 12b-1 plans with the mutual fund, these "front end" commissions are recouped by the distributor over a period of years. PIMCO Advisors' excess liquidity, after distributions to its unitholders, is used for general corporate purposes including profit sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front end sales load. To the extent that the level of such commissions may increase due to the introduction of new products and mutual fund pricing structures, an alternate financing source may be needed. However, PIMCO Advisors has made no decision as to the source or necessity of such financing.

  PIMCO Advisors distributes substantially all of its Operating Profit Available for Distribution, after appropriate reserves, to its partners. Distributions have been paid quarterly, in arrears, on the units outstanding to unitholders of record on the last day of the quarter. Distribution declarations in 1998 were $2.49 for each Class A limited and general partner unit, reflecting distributions of Operating Profit Available for Distribution for the four quarters of 1998. Distribution declarations in 1997 were $2.570 for the PIMCO Advisors Class A limited and general partner units and $2.564 for the PIMCO Advisors Class B limited partner units. These amounts reflect Operating Profit Available for Distribution for the fourth quarter of 1996 and the four quarters of 1997. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units were converted into Class A units.

  PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. Through December of 1998, $149.5 million of that debt has been exchanged for Class A units at a rate of $33 1/3 per unit. The remaining $80.5 million of such debt is expected (but is not required) to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next six to seven years.

  On May 12, 1998, PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital, including financing "B" share commissions and strategic opportunities. This credit facility consists of (i) a Long-Term Credit Facility, providing for a $250 million five-year revolving credit facility and (ii) a Short-Term Credit Facility, providing for a $250 million 364 day revolving credit facility. As of December 31, 1998, $65.0 million was outstanding under the Long-Term Credit Facility.

General Economic and Other Factors

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

Year 2000 Readiness Disclosure

  Many of the world's computer systems record years in a two-digit format. These systems may be unable to correctly recognize, interpret or use dates beyond the year 1999. This inability to process date information might lead to significant business disruptions. PIMCO Advisors and its subsidiaries are taking steps to assure that their computer systems will function properly after 1999. PIMCO Advisors and its subsidiaries have designated a team of information and business professionals to address the Year 2000 problem and have developed a written Year 2000 Plan to address Year 2000 issues. PIMCO Advisors presently estimates that its Year 2000 related expenditures will be approximately $14.3 million and that Year 2000 will not have a material affect on its operations. As of December 8, 1998, PIMCO Advisors and subsidiaries have expended an estimated $6.7 million on Year 2000 related expenses. PIMCO Advisors and its subsidiaries are in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that they believe will become affected by the Year 2000 problem. Because the Year 2000 project is an ongoing company-wide endeavor, the state of progress changes daily. Year 2000 budget estimates are subject to change and revision. See "Uncertainty" below. The PIMCO Advisors' Year 2000 Plan consists of five general phases: Awareness, Assessment, Remediation, Testing, and Implementation.

  Awareness: During the Awareness phase, the Year 2000 team informed the employees of PIMCO Advisors and its subsidiaries, including the highest levels of PIMCO Advisors' management, about the Year 2000 problem. A written Year 2000 Plan was prepared and Year 2000 budget estimates were compiled. The Management Board of PIMCO Advisors formally approved the Year 2000 Plan and a preliminary budget on July 21, 1998. The Board approves successive and updated Year 2000 plans and budgets quarterly.

  Assessment: During the Assessment phase, the Year 2000 team prepared an inventory of information technology ("IT") and non IT systems used in PIMCO Advisors' and its subsidiaries' business. Systems are classified as software, hardware, and embedded chips. Separately, systems are also classified as mission critical systems and non mission critical systems. Except for voice, and data lines, security, fire, electrical and other building facilities, PIMCO Advisors does not currently believe that the failure of its non IT systems would have a material adverse effect upon its business. As the inventory is compiled and verified, each system is preliminarily assessed for Year 2000 compliance. This preliminary assessment is made by obtaining manufacturers' representations that a given product is Year 2000 compliant or other evidence of compliance. Systems for which no such evidence can be obtained are identified as candidates for correction or replacement ("Remediation"). The assessment phase is substantially complete with respect to PIMCO Advisors' internal systems and with respect to certain third party systems such as building facilities and certain data providers.

  Remediation: During the Remediation Phase, software, hardware, and embedded chips identified during the Assessment phase to be non Year 2000 compliant will be corrected or replaced. PIMCO Advisors and its subsidiaries plan to substantially complete remediation of the non compliant mission critical software, hardware, and non IT systems by March 31, 1999, except with respect to the portfolio management and accounting system utilized by Oppenheimer Capital, which is expected to be remediated by April 30, 1999. Non mission critical systems are anticipated to be substantially completed by April 30, 1999. Necessarily, further corrections and replacements may need to be made after the Remediation Phase has been completed as a result of problems identified during the Testing Phase or otherwise.

  Testing: The Testing Phase includes internal testing, point-to-point testing, and industry testing. Testing will be conducted on both existing and new systems as they are added. PIMCO Advisors generally plans to test its systems in order of criticality (mission critical, then non mission critical). PIMCO Advisors does not plan to test non mission critical systems that are not used in its business (e.g., software applications incidentally installed on PCs with other software that is used in PIMCO Advisors and its subsidiaries' business). PIMCO Advisors will design and implement internal, point-to-point, and industry testing programs that use test scripts, portfolios and various hypothetical dates generated by PIMCO Advisors and its subsidiaries, vendors, and industry groups. Internal testing already has taken place at PIMCO Advisors' major subsidiaries, Pacific Investment Management Company and Oppenheimer Capital. Four of PIMCO Advisors' SEC registered investment advisory subsidiaries intend to participate in an industry-wide testing forum sponsored by the Securities Industry Association. Pacific Investment Management Company has been at the forefront of this process through its participation in the Bond Market Association's Asset Managers' Forum, a committee which is advising the Securities Industry Association on issues associated with investment managers and Year 2000 issues. PIMCO Advisors currently expects that internal testing of its mission critical systems will be substantially complete by April 30, 1999; point-to-point testing will be substantially complete by June 7, 1999; and industry testing may be substantially complete by May 1, 1999. These dates may change significantly depending upon whether PIMCO Advisors and its subsidiaries, their counterparties, and the securities industry in general meet their anticipated deadlines. PIMCO Advisors anticipates that it will conduct tests with as yet unidentified third parties until December 31, 1999, as circumstances warrant.

  Implementation: During the Implementation phase, systems that have been tested and identified as being Year 2000 Compliant will be put into normal business operation. PIMCO Advisors and its subsidiaries currently plan to complete Implementation with respect to their mission critical systems by March 31, 1999 (with the exception of the portfolio management system utilized by Oppenheimer Capital), and of other systems as soon as possible thereafter, but in any event by June 7, 1999. PIMCO Advisors and its subsidiaries are continuously reviewing and revising written contingency plans addressing possible failures of technology and services in their various business operations. PIMCO Advisors also anticipates that it will continuously revise its contingency plans until December 31, 1999, as new risks and strategies become apparent. Although PIMCO Advisors and its subsidiaries are preparing plans, no assurance can be given that contingency plans can be developed that would avoid all problems in the event of the failure of certain mission critical systems, counterparties, and third-party providers.

  Third Parties: PIMCO Advisors' and its subsidiaries' business operations are heavily dependent upon a complex worldwide network of systems that contain date fields, including data feeds to trading systems, securities transfer agent operations and stock markets. PIMCO Advisors' and its subsidiaries' ability to assess the effects of the Year 2000 Problem upon their clients is highly dependent upon the efforts of third parties, particularly brokers, dealers, and clients' custodians. The failure of third party organizations to resolve their own processing issues with respect to the Year 2000 Problem in a timely manner could have a material adverse effect on PIMCO Advisors' business. PIMCO Advisors and its subsidiaries are taking steps to verify the Year 2000 readiness of material third parties with which they do business. PIMCO Advisors and its subsidiaries have substantially completed an inventory of brokers, dealers, custodians, and other material third parties with which they have direct, significant business relationships. PIMCO Advisors and its subsidiaries have sent written questionnaires to the identified third parties inquiring about the status of their Year 2000 compliance programs. The results of these questionnaires are being collected, analyzed, and distributed to appropriate internal personnel. Follow up or additional questionnaires and inquiries will be sent to third parties that did not respond satisfactorily to the initial questionnaire. With respect to its most significant business partners, PIMCO Advisors is conducting on site reviews of their Year 2000 programs. PIMCO Advisors currently anticipates that its efforts with respect to assessing the Year 2000 status of its counterparties and other third parties will continue into the Year 2000.

  Uncertainty: This discussion of PIMCO Advisors' and its subsidiaries' Year 2000 program contains forward looking statements. At present, the management of PIMCO Advisors believes that costs associated with the Year 2000 problem will not have a material adverse effect on PIMCO Advisors' business or operations. However, PIMCO Advisors expects that its Year 2000 expense estimates will change as the Year 2000 approaches and PIMCO Advisors and its subsidiaries execute the Testing and Implementation phases. Although PIMCO Advisors' efforts and expenditures on Year 2000 issues are substantial, there can be no assurances that its clients, unitholders, counterparties or others will not suffer from disruptions or adverse results arising as a consequence of entering Year 2000. PIMCO Advisors' current expectations regarding its and its counterparties transition to Year 2000 are based upon unfinished remediation and testing, and are subject to a number of uncertainties and factors that are beyond its control and which could cause actual costs to differ materially from those currently expected. Furthermore, although management currently anticipates that its expenditures and efforts are appropriate, complications as yet unidentified in internal or external systems, with data providers, with other securities firms or institutions, with other counterparties, and with general economic conditions related to the Year 2000 in general may trigger significantly greater expenses or losses.

OPPENHEIMER CAPITAL

Overview

  Prior to December 31, 1997, the registrant's principal activity was its 67.6% ownership of Oppenheimer Capital. Accordingly, certain historical information and analysis is presented herein to assist the reader in their understanding of the historical financial results. Oppenheimer Capital's historical results of operations include those of its institutional investment management business and those of its subsidiary entities; OpCap Advisors, OCC Distributors ("Distributors") Oppenheimer Capital Limited, Oppenheimer Capital Trust Company ("Opcap Trust"), and 225 Liberty Street Advisers, L.P., formerly AMA Investment Advisers, L.P. ("AMA Advisers"). The results for the fiscal year ended April 30, 1997 also include Saratoga Capital Management ("Saratoga"), which was sold on April 29, 1997.

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

  In fiscal 1996, Oppenheimer Capital began to implement a strategic decision to withdraw from selling directly to the retail market, and to instead market directly to institutions with strong retail distribution capabilities. In November 1995, Oppenheimer Capital withdrew from the open end mutual fund distribution business (see "Gain on Quest Sale" below) and began to eliminate retail operations at AMA Advisers, completing this process in the first quarter of fiscal 1997. Oppenheimer Capital also reduced the losses incurred by Saratoga throughout fiscal 1997, and during the fourth quarter of fiscal 1997 sold its interest in Saratoga. Additionally, Oppenheimer Capital terminated the distribution of unit investment trusts during the fourth quarter of fiscal 1997.

  The value of total assets under management increased 19.9% to $61.4 billion at December 31, 1997 from $51.2 billion at April 30, 1997. For the eight-months ended December 31, 1997, assets under management for separately managed accounts increased 12.9% to $37.5 billion, mutual fund and other commingled products increased 32.9% to $16.0 billion, and wrap fee accounts increased 31.8% to $7.9 billion. The growth of separately managed accounts was tempered by net outflows from existing accounts as clients rebalanced their portfolios and shifted equity assets to other asset classes.

  The value of total assets under management increased 26.3% to $51.2 billion at April 30, 1997 from $40.6 billion at April 30, 1996. The growth of assets under management was tempered by the loss of $530 million in mutual fund assets as a result of the closed end Quest for Value Dual Purpose Fund redeeming all income fund shares and converting to an open end fund. For the year ended April 30, 1997, assets under management for separately managed accounts increased 18.1% to $33.2 billion, mutual fund and other commingled products increased 33.4% to $12.0 billion, and wrap fee accounts increased 73.7% to $6.0 billion.

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

  The overall impact of the Quest sale on Oppenheimer Capital's results has been positive. Although the fee rate as a subadviser is less than the previous fee rate, assets in the six equity funds had increased more than fourfold to $6.7 billion at January 31, 1998 as a result of the extensive distribution capabilities of OFI and market appreciation. In addition, Oppenheimer Capital has eliminated distribution expenses related to these funds. Reflecting the impact of these various factors, the profitability of Oppenheimer Capital's mutual fund business has increased since the Quest sale.

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

  On January 31, 1997, the closed end Quest for Value Dual Purpose Fund (the "Dual Purpose Fund") redeemed all of its income shares as required by its Articles of Incorporation, and on February 28, 1997, the Fund converted to an open end fund. The investment contracts and other business relationships were sold to OFI (the "Dual Purpose Fund sale"), and OpCap Advisors now serves as subadviser to the Dual Purpose Fund under an agreement with OFI. The subadvisory fee is significantly lower than the management fee previously earned by Oppenheimer Capital.

  On July 18, 1997, Oppenheimer Capital received an initial payment of $7.0 million related to the Dual Purpose Fund sale, and recorded a pre tax gain of $4.4 million.

Comparative Results of Operations

  As a result of the change in the year end to a calendar year end, the period ended December 31, 1997 is only eight-months, a 33% shorter time frame than all other periods being compared. Therefore, revenue, expense and net income generally show overall decreases as a result of the shorter time period ended December 31, 1997 compared to the year ended April 30, 1997, while generally showing annualized increases.

 Operating Revenues Eight-months Ended December 31, 1997 and Years Ended April 30, 1997 and 1996

  Total operating revenues decreased 18.2% for eight-months (a 33% shorter time frame) ended December 31, 1997 to $148.9 million from $182.0 million for the year ended April 30, 1997 and increased 15.0% for the year ended April 30, 1997 from $158.2 million for the year ended April 30, 1996. Total operating revenues include investment management fees, net distribution assistance and commission income, and interest and dividends.

  Investment management fees decreased 17.6% to $144.8 million for the eight-months ended December 31, 1997 from $175.8 million for the year ended April 30, 1997. This decrease is due to the eight-month period being compared to a twelve month period, and was offset in part by a 27.6% increase in average assets under management, which increased to $58.4 billion for the eight-months ended December 31, 1997 compared to $45.8 billion for the year ended April 30, 1997.

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

  Net distribution assistance and commission income decreased 39.1 % to $3.0 million for the eight-months ended December 31, 1997 from $4.9 million for the year ended April 30, 1997. This decrease is primarily due to eight-months being compared to twelve months, as well as lower unit investment trust commission income as Oppenheimer Capital exited this business in April 1997.

  Net distribution assistance and commission income decreased 18.9% for the year ended April 30, 1997 from $6.1 million for the, year ended April 30, 1996. This decrease reflects reduced commission and distribution income as a result of the Quest sale and lower unit investment trust commission income due to reduced demand for fixed income unit investment trusts. This decrease was offset in part by a $1.3 million increase in certificate of deposit commission income as a result of increased demand for funds by banks.

  Interest and dividend income decreased 7.6% to $1.2 million for the eight-months ended December 31, 1997 from $1.3 million for the year ended April 30, 1997. This decrease is due to the comparison of eight-months to twelve months which was offset in part by higher average cash balances.

  Interest and dividend income increased 39.7% for year ended April 30, 1997 from $0.9 million for the year ended April 30, 1996. This increase can be attributed to higher average cash balances.

 Operating Expenses Eight-months Ended December 31, 1997, and Years Ended April 30, 1997 and 1996

  Total operating expenses decreased 18.5% for the eight-months (a 33% shorter time frame) ended December 31, 1997 to $84.0 million from $103.1 million for the year ended April 30, 1997 and increased 7.9% for the year ended April 30, 1997 and from $95.6 million for the year ended April 30, 1996.

  Oppenheimer Capital's most significant expense category is compensation and benefits, which includes salaries, bonuses, sales commissions, incentive compensation and other payroll related expenses. Compensation and benefits expenses decreased 14.6% to $66.3 million for the eight-months ended December 31, 1997 from $77.7 million for the year ended April 30, 1997 and increased 12.9% for the year ended April 30, 1997 from $68.8 million for the year ended April 30, 1996. For the eight-months ended December 31, 1997 compared to the year ended April 30, 1997, the decrease was due to the shorter time period which was offset by the following increases: For the eight-month period and for fiscal 1997, compensation and benefits increased primarily due to higher incentive compensation costs due to increased new business, higher operating profits and increased participation by key executives in incentive compensation plans as a result of industry competitive pressures and their individual contributions to firm profitability. In addition, compensation and benefits expense increased due to staff salary increases and additions to staff to support expanding businesses. These increases were offset in part by significant staff reductions at OCC Distributors, AMA Advisers, and in mutual fund accounting in fiscal 1996 with most staff reductions occurring after the Quest sale in November 1995. In fiscal 1997, staff size was reduced as a result of the sale of Oppenheimer Capital's 50% interest in Saratoga and the termination of the unit investment trust distribution effort during the fourth fiscal quarter. Reflecting these reductions, staff size declined to 344 at April 30, 1997 from 348 at April 30, 1996.

  Occupancy expense decreased 28.3% for the eight-months December 31, 1997 to $4.7 million from $6.6 million for the year ended April 30, 1997 and decreased 4.4% for the year ended April 30, 1997 from $6.9 million for the year ended April 30, 1996. The decrease for the eight-month period ending December 31, 1997 reflects the shorter time period involved, as well as adjustments made to rent escalation accruals during the period. The decrease for the year ended April 30, 1997 reflects reduced rent expense as a result of the termination of leases at AMA Advisers as well as adjustments made to rent escalation accruals during the fiscal year.

  General and administrative expenses decreased 29.9% for the eight-months ended December 31, 1997 to $8.8 million from $12.5 million for the year ended April 30, 1997 and increased 1.6% for the year ended April 30, 1997 from $12.3 million for the year ended April 30, 1996. The decrease in general and administrative expenses in the eight-month period ended December 31, 1997 compared to the year ended April 30, 1997 is due to the shorter time period involved, and was partially offset by increased investments in computer technology described below. The rate of growth of general and administrative expenses slowed in fiscal 1996 and continued in fiscal 1997 as Oppenheimer Capital realized cost savings from the Quest sale and cost reductions at AMA Advisers. As a result of the Quest sale in November 1995, Oppenheimer Capital was able to eliminate all of its outstanding bank loans and related interest expense. Offsetting these reductions in both fiscal 1997 and 1996 were increased costs incurred in connection with the development of new businesses and increased investments in computer equipment and software as a result of increased technical support for professional and administrative staff and higher professional services expense due to the expansion of Oppenheimer Capital's business.

  Promotional expenses decreased 34.1% for the eight-months ended December 31, 1997 to $4.2 million from $6.3 million for the year ended April 30, 1997 and decreased 16.7% for the year ended April 30, 1997, from $7.6 million for the year ended April 30, 1996. The decrease in promotional expenses for the eight-months ended December 31, 1997 compared to the year ended April 30, 1997 was due to the shorter time period involved. The decrease in promotional expenses for fiscal 1997 was due primarily to a reduction in expenses incurred by OCC Distributors as a result of the elimination of the open end mutual fund distribution effort, and the retail operations of AMA Advisers, and was offset in part by increased expenses in Oppenheimer Capital's increased travel and entertainment expenses as a result of new business activities. In addition, promotional expenses decreased in fiscal 1997 due in part to decreased promotional activities at Saratoga.

 Operating Income Eight-months Ended December 31, 1997 and Years Ended April 30, 1997 and 1996

  Operating income decreased 17.6% for the eight-months (a 33% shorter time frame) ended December 31, 1997 to $65.0 million from $78.1 million for the year ended April 30, 1997 and increased 25.9% for the year ended April 30, 1997 from $62.7 million for the year ended April 30, 1996. For the eight-months ended December 31, 1997, the operating profit margin rose to 43.6% from 43.4% for the year ended April 30, 1997; for the year ended April 30, 1997, the operating profit margin expanded from 39.6% for the year ended April 30, 1996. Operating income decreased for the eight-months ended December 31, 1997 compared to the year ended April 30, 1997 due to the shorter time period involved while operating profit margins continued to improve. The increase in operating income and operating profit margins for all annualized periods presented is due to rising securities price levels, strong new business growth and the resultant revenue increase combined with Oppenheimer Capital controlling the rate of expense growth. In both fiscal 1997 and fiscal 1996, the operating revenue growth rate exceeded the operating expense growth rate. This was accomplished primarily from the decision to withdraw from the mutual fund distribution business (the Quest sale), which was completed in the final quarter of fiscal 1996, and the suspension of retail sales activities at AMA Advisers. This process, which began in fiscal 1996, was completed in the first quarter of fiscal 1997. In addition, losses from Saratoga were reduced to $1.4 million in fiscal 1997 from $2.5 million in fiscal 1996, and during the fourth quarter of fiscal 1997, Oppenheimer Capital sold its 50% interest in Saratoga.

 Taxes

  Oppenheimer Capital is not subject to federal, state, or local income taxes, which are the obligations of the individual partners. Oppenheimer Capital was, however, subject to New York City UBT of $3.0 million, $3.2 million and $3.6 million, respectively, for the eight-months ended December 31, 1997 and for the years ended April 30, 1997 and 1996. The decrease in New York City UBT expense for the eight-month period ended December 31, 1997 compared to the fiscal year ended April 30, 1997 is due to the shorter time period involved, and was offset in part by the gain recorded on the Dual Purpose Fund sale. The decrease in New York City UBT expense in fiscal 1997 compared to fiscal 1996 is due to a decline in net income in fiscal 1997 as a result of the $27.7 million gain recorded for the Quest sale in fiscal 1996, compared with the $2.8 million gain in fiscal 1997. This decline was offset in part by higher operating income in fiscal 1997 than in fiscal 1996.

  A corporate subsidiary of Oppenheimer Capital is subject to federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  None.

Item 8. Financial Statements and Supplemental Data

  Index to Financial Statements:

                                                                        Page(s)
                                                                        -------
PIMCO Advisors Holdings L.P.

  Report of Independent Accountants....................................    36
  Statements of Financial Condition as of December 31, 1998 and
   December 31, 1997...................................................    37
  Statements of Operations for the year ended December 31, 1998, for the eight-months ended December 31, 1997 and for the years ended
   April 30, 1997 and 1996.............................................    38
  Statements of Changes in Partners' Capital for the year ended
   December 31, 1998, for the eight-months ended December 31, 1997 and
   for the years ended April 30, 1997 and 1996.........................    39
  Statements of Cash Flows for the year ended December 31, 1998, for the eight-months ended December 31, 1997 and for the years ended
   April 30, 1997 and 1996.............................................    40
  Notes to Financial Statements........................................    41

PIMCO Advisors L.P.

  Report of Independent Accountants....................................    48
  Consolidated Statements of Financial Condition as of December 31,
   1998 and 1997.......................................................    49
  Consolidated Statements of Operations for the years ended December
   31, 1998, 1997 and 1996.............................................    50
  Consolidated Statements of Changes in Partners' Capital for the years
   ended December 31, 1998, 1997 and 1996..............................    51
  Consolidated Statements of Cash Flows for the years ended December
   31, 1998, 1997 and 1996.............................................    53
  Notes to Consolidated Financial Statements...........................    54

Oppenheimer Capital

  Report of Independent Accountants....................................    67
  Consolidated Statements of Financial Condition as of December 31,
   1997 and April 30, 1997.............................................    68
  Consolidated Statements of Operations for the eight-months ended
   December 31, 1997 and for the years ended April 30, 1997 and 1996...    69
  Consolidated Statements of Changes of Partners' Capital for the
   eight-months ended December 31, 1997 and for the years ended April
   30, 1997 and 1996...................................................    70
  Consolidated Statements of Cash Flows for the eight-months ended
   December 31, 1997 and for the years ended April 30, 1997 and 1996...    71
  Notes on Consolidated Financial Statements...........................    72

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Board and Partners of PIMCO Advisors Holdings L.P.

  In our opinion, the accompanying statements of financial condition and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors Holdings L.P., (the "Partnership") at December 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, the eight-month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 29, 1999

                          PIMCO ADVISORS HOLDINGS L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                 (Dollars in
                                                                 thousands)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,580 $ 15,522
  Distribution receivable...................................    31,993   15,172
  Other current assets......................................        40       15
                                                              -------- --------
    Total current assets....................................    42,613   30,709
Investment in operating partnership.........................   461,230  408,137
Other non current assets....................................       153      118
                                                              -------- --------
Total assets................................................  $503,996 $438,964
                                                              ======== ========

                        LIABILITIES
Distribution payable........................................  $ 27,631 $ 15,112
Other current liabilities...................................    14,746   15,515
                                                              -------- --------
Total liabilities...........................................    42,377   30,627
                                                              -------- --------

                     PARTNERS' CAPITAL
General Partner.............................................        63       41
Limited Partners (48,469,822 and 45,531,586 units issued and
 outstanding)...............................................   461,556  408,296
                                                              -------- --------
Total partners' capital.....................................   461,619  408,337
                                                              -------- --------
Total liabilities and partners' capital.....................  $503,996 $438,964
                                                              ======== ========



   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF OPERATIONS

                                                     For The
                                        For The    Eight-months  For The Years
                                       Year Ended     Ended     Ended April 30,
                                      December 31, December 31, ---------------
                                          1998         1997      1997    1996
                                      ------------ ------------ ------- -------
                                       (Dollars in thousands, except per unit
                                                      amounts)
Revenues:
Equity in earnings of operating
 partnerships:
  Operating earnings.................   $90,682      $41,036    $51,022 $40,359
  Gain on Quest sales................       --         2,809      1,800  17,734
                                        -------      -------    ------- -------
  Total equity in earnings of
   operating partnerships............    90,682       43,845     52,822  58,093
Interest.............................       --         1,892      3,224   3,223
                                        -------      -------    ------- -------
    Total revenues...................    90,682       45,737     56,046  61,316
                                        -------      -------    ------- -------
Expenses:
  Amortization of intangible assets..       --         1,517      2,588   2,588
  Other..............................    14,537           88        132     132
                                        -------      -------    ------- -------
    Total expenses...................    14,537        1,605      2,720   2,720
                                        -------      -------    ------- -------
Net income...........................   $76,145      $44,132    $53,326 $58,596
                                        =======      =======    ======= =======
Basic net income per unit............   $  1.61      $  1.70    $  2.06 $  2.28
                                        =======      =======    ======= =======
Diluted net income per unit..........   $  1.52      $  1.68    $  2.04 $  2.27
                                        =======      =======    ======= =======
Distributions declared per unit......   $  2.18      $  2.05    $  2.10 $  1.90
                                        =======      =======    ======= =======



   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                 Limited Partners      Total
                                       General --------------------  Partners'
                                       Partner   Units     Amounts    Capital
                                       ------- ---------- ---------  ---------
                                               (Dollars in thousands)
Balances at May 1, 1995...............  $ 876  25,278,518 $  85,436  $  86,312
  Net income..........................    586                58,010     58,596
  Distributions declared..............   (489)              (48,416)   (48,905)
  Amortization of restricted unit
   compensation expense...............     11                 1,127      1,138
  Capital contributions...............      3     197,449       242        245
                                        -----  ---------- ---------  ---------
Balances at April 30, 1996............    987  25,475,967    96,399     97,386
  Net income..........................    533                52,793     53,326
  Distributions declared..............   (543)              (53,790)   (54,333)
  Amortization of restricted unit
   compensation expense...............     15                 1,476      1,491
  Capital contributions...............      4     197,922       417        421
                                        -----  ---------- ---------  ---------
Balances at April 30, 1997............    996  25,673,889    97,295     98,291
  Net income..........................    355                43,777     44,132
  Distributions declared..............   (413)              (68,481)   (68,894)
  Amortization of restricted unit
   compensation expense...............     22                 2,236      2,258
  Revaluation of Partners' Capital
   upon receipt of interests in PIMCO
   Advisors L.P. .....................     14               139,391    139,405
  Reduction of general partner's
   interest from 1% to .01%...........   (942)    257,774       942        --
  Capital contributions...............      9     118,529       891        900
  Contribution of investment in PIMCO
   Advisors L.P. by public holders....    --   19,481,394   192,245    192,245
                                        -----  ---------- ---------  ---------
Balances at December 31, 1997.........     41  45,531,586   408,296    408,337
  Net income..........................      8                76,137     76,145
  Distributions declared..............    (11)             (103,407)  (103,418)
  Issuance of Units for additional
   interest in PIMCO Advisors L.P. ...      9   2,938,236    80,530     80,539
  Capital contributions...............     16         --        --          16
                                        -----  ---------- ---------  ---------
Balances at December 31, 1998.........  $  63  48,469,822 $ 461,556  $ 461,619
                                        =====  ========== =========  =========


   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF CASH FLOWS

                                                  For The
                                     For The    Eight-months   For The Years
                                    Year Ended     Ended      Ended April 30,
                                   December 31, December 31, ------------------
                                       1998         1997       1997      1996
                                   ------------ ------------ --------  --------
                                             (Dollars in thousands)
Cash flows from operating
 activities:
Net income.......................    $ 76,145     $ 44,132   $ 53,326  $ 58,596
Adjustments to reconcile net
 income to net cash provided by
 operating activities:
  Distributions received greater
   than (less than) the equity in
   earnings of operating
   partnerships..................      10,580        9,997     (6,662)  (14,677)
  Amortization of intangibles....         --         1,517      2,588     2,588
  Change in operating assets and
   liabilities:
    Change in other assets.......         --           541         (8)      (19)
                                     --------     --------   --------  --------
Net cash provided by operating
 activities......................      86,725       56,187     49,244    46,488
                                     --------     --------   --------  --------
Cash flows from investing
 activities:
Investment in operating
 partnerships....................        (136)     (33,217)      (530)     (300)
                                     --------     --------   --------  --------
Net cash used in investing
 activities......................        (136)     (33,217)      (530)     (300)
                                     --------     --------   --------  --------
Cash flows from financing
 activities:
Cash distributions paid..........     (90,898)     (56,207)   (49,188)  (46,513)
Change in other liabilities......        (769)      15,515        --        --
Note receivable payment..........         --        32,193        --        --
Capital contribution from General
 Partner.........................          16           60        --        --
Issuance of limited partnership
 units on exercise of Restricted
 options.........................         120          900        530       300
                                     --------     --------   --------  --------
Net cash used in financing
 activities......................     (91,531)      (7,539)   (48,658)  (46,213)
                                     --------     --------   --------  --------
Net increase (decrease) in cash
 and cash equivalents............      (4,942)      15,431         56       (25)
Cash and cash equivalents,
 beginning of period.............      15,522           91         35        60
                                     --------     --------   --------  --------
Cash and cash equivalents, end of
 period..........................    $ 10,580     $ 15,522   $     91  $     35
                                     ========     ========   ========  ========
Supplemental disclosure:
  New York City unincorporated
   business tax paid.............    $    140     $     70   $    140  $    151
                                     ========     ========   ========  ========


   The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

  PIMCO Advisors Holdings L.P ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 44% interest (approximately 48.5 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, GP and other private holders hold the remaining interest in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

                         PIMCO ADVISORS HOLDINGS L.P.

2. Significant Accounting Policies

  a. Financial Statement Presentation--Effective December 1, 1997, PIMCO Holdings effected a 1.67 for 1 unit split of PIMCO Holdings units. For purposes of these financial statements, all units authorized and outstanding, and per unit amounts have been restated to reflect the split of the PIMCO Holdings units.

  b. Change of Fiscal Year--Prior to the OpCap Merger, PIMCO Holdings reported its results of operations and its financial position based on an April 30 fiscal year end. Upon completion of the OpCap Merger, PIMCO Holdings changed its fiscal year to a calendar year to correspond with that of PIMCO Advisors. Accordingly, the period ending December 31, 1997 is a "stub" reporting period, eight-months in total, consisting of two three-month periods and one two-month period.

  c. Cash and Cash Equivalents--PIMCO Holdings invests certain cash balances in money market funds. At December 31, 1998 and 1997, this investment is approximately $10.6 million and $15.5 million is invested in non-affiliate money market funds. The December 31, 1997 includes $15.4 million restricted as a distribution payable to holders of PIMCO Holdings units on November 4, 1997, pending resolution of certain legal proceedings (see Note 7). That amount was paid out in October of 1998. Management considers investments in money market funds to be cash equivalents for purposes of the Statements of Cash Flows. These investments are carried at cost, which approximates market.

  d. Investment in Partnerships--PIMCO Holdings accounts for its investment in PIMCO Advisors (and Oppenheimer Capital prior to November 30, 1997) in accordance with the equity method of accounting. PIMCO Holdings records as income its proportionate share of the net income of its investee partnerships and credits distributions from such partnerships to its investment in partnerships. At December 31, 1998 and 1997, PIMCO Holdings had a distribution receivable of $32.0 million and $15.2 million, respectively, from PIMCO Advisors.

  e. Unit Exchanges--PIMCO Holdings intends to periodically offer holders of PIMCO Advisors units the opportunity to exchange those units for PIMCO Holdings units on a one for one basis. Units issued in such exchanges are recorded at the book value of the underlying PIMCO Advisors units received.

  f. Income Taxes--PIMCO Holdings, as a partnership, generally is not subject to federal or state income taxes. All partners of PIMCO Holdings are responsible for taxes, if any, on their proportionate share of PIMCO Holdings taxable income. However, effective January 1, 1998, PIMCO Holdings became subject to a 3.5% federal tax on its gross income from active businesses and became subject to a similar tax in certain states. PIMCO Holdings recorded tax expenses of $14.5 million for the year ended December 31, 1998 related to this tax. PIMCO Holdings is also subject to an unincorporated business tax in a certain jurisdiction in which it operates.

  g. Net Income per Unit--Basic net income per unit is computed based on the weighted average number of units outstanding. Diluted net income per unit is computed based on the weighted average number of units outstanding, assuming the exercise of dilutive unit options. Proceeds from the exercise of such unit options are assumed to be used to repurchase outstanding limited partner units under the treasury stock method. Net income per unit is computed as follows:

                         PIMCO ADVISORS HOLDINGS L.P.

                                   For The    For The Eight For The Years Ended
                                  Year Ended  Months Ended       April 30,
                                 December 31, December 31,  -------------------
                                     1998         1997        1997      1996
                                 ------------ ------------- --------- ---------
                                     (Dollars in thousands, except per unit
                                                    amounts)
Basic net income per unit:
Net income......................   $76,145       $44,132    $  53,326 $  58,596
Less net income applicable to
 General Partner................         8           355          533       586
                                   -------       -------    --------- ---------
Net income available to Limited
 Partners.......................   $76,137       $43,777    $  52,793 $  58,010
                                   =======       =======    ========= =========
Weighted average units
 outstanding....................    47,257        25,768       25,663    25,457
                                   -------       -------    --------- ---------
Basic per unit amount...........   $  1.61       $  1.70    $    2.06 $    2.28
                                   =======       =======    ========= =========
Diluted net income per unit:
Net income......................   $76,145       $44,132    $  53,326 $  58,596
Effect on the recognized equity
 in earnings of the operating
 partnership resulting from the
 dilution of earnings per unit
 at the operating partnership...    (4,357)          --           --        --
                                   -------       -------    --------- ---------
Net income after effect of
 dilution.......................    71,788        44,132       53,326    58,596
Less net income applicable to
 General Partner................         8           355          533       586
                                   -------       -------    --------- ---------
Net income available to Limited
 Partners.......................   $71,780       $43,777    $  52,793 $  58,010
                                   =======       =======    ========= =========
Weighted average units
 outstanding....................    47,257        25,768       25,663    25,457
Effect of dilutive options......       --            249          178        72
                                   -------       -------    --------- ---------
Total average units
 outstanding....................    47,257        26,017       25,841    25,529
                                   =======       =======    ========= =========
Diluted per unit amount.........   $  1.52       $  1.68    $    2.04 $    2.27
                                   =======       =======    ========= =========

  h. Other--Certain items have been reclassified to conform with the current year presentation.

  i. Use of Estimates in the Preparation of Financial Statements--The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3. Intangible Assets

  The excess of the initial contributions of capital to Oppenheimer Capital over the fair value of the net assets acquired had been amortized on a straight line basis over a period of 25 years at an annual rate of approximately $2.6 million. Following the OpCap Merger, this intangible was eliminated in establishing the investment in PIMCO Advisors.

                         PIMCO ADVISORS HOLDINGS L.P.

4. Supplementary Financial Data

  The following table summarizes the audited condensed results of operations of PIMCO Holdings for the calendar year ended December 31, 1998 and the unaudited condensed pro forma results of operations of PIMCO Holdings for the calendar years ended December 31, 1997 and 1996 as if the above acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

  (i)    Conversion of PIMCO Holdings to a calendar year reporting basis;

  (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 (Opgroup Transaction);

  (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1998;

  (iv) The contribution of the 67% interest in Oppenheimer Capital by PIMCO Holdings for 26.1 million PIMCO Advisors Class A units which occurred on November 30, 1997 in the OpCap Merger;

  (v) The addition of approximately $897.5 million of intangible assets at PIMCO Advisors which arose on November 4, 1997 as a result of the Opgroup Transaction which will be amortized over 20 years;

  (vi) The issuance of approximately 2.2 million restricted unit rights resulting in a deferred compensation charge of $67.8 million to be amortized over a 5 year period that occurred on November 4, 1997;

  (vii) The elimination of the priority distribution structure related to pre December 31, 1997 rights of PIMCO Advisors Class A units; and

  (viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

                                    For The Years Ended December 31,
                            ---------------------------------------------------
                                 1998              1997              1996
                            ---------------  ----------------  ----------------
                               (Actual)         (Pro forma)       (Pro forma)
                            (Dollars in thousands, except per unit amounts)
   Revenues
   Equity in earnings of
    operating
    partnerships........... $        90,682   $        65,963   $        45,872
                            ---------------   ---------------   ---------------
           Net income...... $        76,145   $        65,963   $        45,872
                            ===============   ===============   ===============
   Basic net income per
    unit................... $          1.61   $          1.44   $          1.00
                            ===============   ===============   ===============
   Diluted net income per
    unit................... $          1.52   $          1.39   $          0.98
                            ===============   ===============   ===============

  The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

                         PIMCO ADVISORS HOLDINGS L.P.

5. Benefit Plans

  PIMCO Advisors and PIMCO Holdings jointly adopted the 1998 Unit Incentive Plan (the "1998 Plan") effective January 1, 1998. The 1998 Plan was adopted to replace the 1997 Unit Incentive Plan (the "1997 Plan") which in turn, replaced the previous unit based incentive plans sponsored by PIMCO Advisors and Oppenheimer Capital. Upon the adoption of the 1998 Plan, each option outstanding under the 1997 Plan, the 1993 Unit Option Plan of PIMCO Advisors L.P., the 1996 Unit Incentive Plan of PIMCO Advisors L.P., the Oppenheimer Capital Amended and Restated Restricted Option Plan, and the Oppenheimer Capital Amended and Restated Restricted Unit Plan was replaced by an option or award under 1998 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced. The 1998 Plan is intended to further the financial success of PIMCO Holdings and PIMCO Advisors through obtaining and retaining the services of members of their respective management boards, key employees and consultants who will contribute to their growth, development and financial success, by offering such members, key employees and consultants the opportunity to own, or have the right to share in the appreciation of, PIMCO Holdings units, and, if they are "qualified persons" within the meaning of 1998 Plan, PIMCO Advisors units. The 1998 Plan is currently administered by the Management Board of PIMCO Holdings and the Unit Incentive Committee of the Management Board of PIMCO Advisors. Pursuant to an arrangement between PIMCO Advisors and PIMCO Holdings, PIMCO Advisors will issue to PIMCO Holdings a number of PIMCO Advisors units equal to the number of PIMCO Holdings units issued under the 1998 Plan.

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

                         PIMCO ADVISORS HOLDINGS L.P.

                                      For The Year For The Eight
                                         Ended     Months Ended   For The Years
                                      December 31, December 31,  Ended April 30,
                                          1998         1997       1997    1996
                                      ------------ ------------- ------- -------
                                        (Dollars in thousands, except per unit
                                                       amounts)
Net income
  As reported........................   $76,145       $44,132    $53,326 $58,596
  Pro forma..........................   $74,716       $44,060    $53,214 $58,554
Basic net income per unit
  As reported........................   $  1.61       $  1.70    $  2.06 $  2.28
  Pro forma..........................   $  1.58       $  1.70    $  2.05 $  2.27

  For the purpose of the above disclosure, the fair value of each award granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the year ended December 31, 1998, eight-months ended December 31, 1997, fiscal 1997 and fiscal 1996, respectively: 1) For the 1998 Plan-- distribution yield of 6.9%, expected volatility of 22%, risk free interest rate of 5.51% and expected lives of 5 years., 2) For the OpCap Option Plan-- distribution yield of 5.8%, 7.3% and 8.0%; expected volatility of 19%, 21% and 22%; risk free interest rate of 6.62%, 6.36% and 6.96%; and expected lives of 6, 6 and 7 years; and 3) For the 1997 Plan--distribution yield of 7.3%, 7.7% and 3.5%; expected volatility of 21%, 14% and 10%; risk free interest rate of 6.52%, 6.30% and 6.80%; and expected lives of 5, 6 and 7 years.

6. Gain on Quest Sale

  Included in "Equity in earnings of operating partnerships" for the fiscal years ended April 30, 1997 and 1996 are gains resulting from Oppenheimer Capital's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to Oppenheimer Capital. For the years ended April 30, 1997 and 1996, PIMCO Holdings recognized gains of $1.8 million, or $.07 per unit, and $17.7 million, or $.69 per unit, respectively.

  The Quest for Value Dual Purpose Fund was sold to OFI in July 1997, and PIMCO Holdings recognized a gain on the sale of $2.8 million, or $.11 per unit in the period ended December 31, 1997.

7. Legal Proceedings

  On November 30, 1997, Richard Buzby filed an action on behalf of a purported class of limited partners of PIMCO Holdings against PIMCO Advisors and certain individuals associated with the previous general partner of PIMCO Holdings in the Court of Chancery of the State of Delaware, New Castle County. The complaint alleged, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the OpCap Merger. The complaint sought compensatory and/or recissionary money damages or, alternatively, injunctive relief or recission of the transactions. Subsequently, certain other complaints were filed in the states of Delaware and New York, making similar allegations. These cases were consolidated in the Court of Chancery of the State of Delaware, New Castle County.

  In 1998, the Court of Chancery of the State of Delaware approved the settlement of class action suits. In October 1998, PIMCO Holdings made a payment (net of legal and administrative fees) of $0.777 per unit on 15.4 million Oppenheimer Capital, L.P. units outstanding as of November 4, 1997. As of December 31, 1997, this amount had been funded to a segregated cash account and was included in other current liabilities.

  PIMCO Advisors and its subsidiaries are subject to various pending and threatened legal actions which arise in the normal course of business. In the opinion of management, the disposition of claims currently pending and

                         PIMCO ADVISORS HOLDINGS L.P.

threatened will not have a material adverse effect on PIMCO Advisors and its subsidiaries' financial position or results of operations.

8. Selected Quarterly Financial Data (Unaudited)

  The quarterly results for the periods indicated were as follows:

                                     For The Year Ended December 31, 1998
                                -----------------------------------------------
                                   First      Second       Third      Fourth
                                  Quarter     Quarter     Quarter     Quarter
                                ----------- ----------- ----------- -----------
                                (Dollars in thousands, except per unit amounts)
   Revenues...................  $    20,037 $    23,634 $    22,670 $    24,341
                                =========== =========== =========== ===========
   Net income.................  $    16,525 $    19,374 $    19,820 $    20,426
                                =========== =========== =========== ===========
   Basic net income per unit..  $      0.36 $      0.42 $      0.41 $      0.42
                                =========== =========== =========== ===========
   Diluted net income per
    unit......................  $      0.34 $      0.39 $      0.39 $      0.40
                                =========== =========== =========== ===========
   Distribution declared per
    unit......................  $      0.53 $      0.53 $      0.55 $      0.57
                                =========== =========== =========== ===========
   Trading market price per
    unit
     Low......................  $    29.375 $    29.750 $    25.437 $    24.250
     High.....................  $    35.937 $    34.500 $    35.375 $    32.875

                                   For The Eight-months Ended December 31, 1997
                             ---------------------------------------------------------
                                                                      Two Months Ended
                             First Quarter Ended Second Quarter Ended   December 31,
                                July 31, 1997      October 31, 1997         1997
                             ------------------- -------------------- ----------------
                                  (Dollars in thousands, except per unit amounts)
   Revenues................        $19,585(1)          $17,025            $  9,127
                                   =======             =======            ========
   Net income..............        $18,900(1)          $16,340            $  8,892
                                   =======             =======            ========
   Basic net income per
    unit...................        $  0.71(1)          $  0.65            $   0.34
                                   =======             =======            ========
   Diluted net income per
    unit...................        $  0.70(1)          $  0.64            $   0.34
                                   =======             =======            ========
   Distribution declared
    per unit...............        $  0.57             $  0.90            $   0.58
                                   =======             =======            ========
   Trading market price per
    unit
     Low...................        $21.500             $26.750            $28.1875
     High..................        $25.875             $34.625            $32.5625

--------
(1)Includes a gain on the Quest sale of $2.8 million, or $0.11 per unit (see
Note 6).

                                              For The Year Ended April 30,
                                                          1997
                                             ----------------------------------
                                              First  Second   Third     Fourth
                                             Quarter Quarter Quarter    Quarter
                                             ------- ------- -------    -------
                                              (Dollars in thousands, except
                                                    per unit amounts)
   Revenues................................. $12,280 $13,308 $16,196(1) $14,262
                                             ======= ======= =======    =======
   Net income............................... $11,595 $12,622 $15,511(1) $13,598
                                             ======= ======= =======    =======
   Basic net income per unit................ $  0.45 $  0.48 $  0.60(1) $  0.53
                                             ======= ======= =======    =======
   Diluted net income per unit.............. $  0.45 $  0.48 $  0.59(1) $  0.52
                                             ======= ======= =======    =======
   Distribution declared per unit........... $  0.39 $  0.45 $  0.57(2) $  0.69
                                             ======= ======= =======    =======
   Trading market price per unit
     Low.................................... $15.750 $16.625 $19.375    $19.250
     High................................... $17.875 $20.750 $22.375    $22.875

--------
(1)Includes a gain on the Quest sale of $1.8 million, or $0.07 per unit (see
Note 6).

(2)Includes a special distribution related to the Quest sale of $0.06 per unit.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Management Board and Partners of PIMCO Advisors L.P.

  In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors L.P. and Subsidiaries (the "Partnership") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 29, 1999

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                       ----------------------
                                                          1998        1997
                                                       ----------  ----------
                                                            (Dollars in
                                                            thousands)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   46,134  $   34,301
  Investment advisory fees receivable:
    Private accounts..................................    146,159     132,280
    Proprietary Funds.................................     17,484      10,631
  Distribution and servicing fees receivable..........      7,579       5,372
  Notes receivable....................................        998       1,750
  Receivable from affiliates..........................        546         536
  Short term investments..............................     69,923      33,611
  Other current assets................................     36,529      12,722
                                                       ----------  ----------
      Total current assets............................    325,352     231,203
Investment in partnerships............................      4,764       4,336
Fixed assets--Net of accumulated depreciation and
 amortization of $16,874 and $10,630..................     22,717      15,418
Intangible assets--Net of accumulated amortization of
 $176,071 and $121,019................................  1,005,817   1,060,869
Other non current assets..............................     53,388      23,058
                                                       ----------  ----------
Total assets.......................................... $1,412,038  $1,334,884
                                                       ==========  ==========
                     LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses............... $   27,960  $   22,803
  Commissions payable.................................      3,863      10,930
  Accrued compensation................................     68,476      50,033
  Distribution payable................................     73,455      61,786
  Short term borrowings...............................     65,000      30,000
  Other current liabilities...........................     33,421      19,490
                                                       ----------  ----------
      Total current liabilities.......................    272,175     195,042
Long term notes.......................................     80,467      83,129
Other non current liabilities.........................        309       2,648
                                                       ----------  ----------
Total liabilities.....................................    352,951     280,819
                                                       ----------  ----------
                  PARTNERS' CAPITAL

General Partners (49,269,821 and 46,336,184 units
 issued and outstanding)..............................    801,304     812,884
Class A Limited Partners (62,026,351 and 27,201,200
 units issued and outstanding)........................    336,438     246,950
Class B Limited Partners (none and 32,993,050 units
 issued and outstanding)..............................        --       65,662
Unamortized compensation..............................    (78,655)    (71,431)
                                                       ----------  ----------
Total partners' capital...............................  1,059,087   1,054,065
                                                       ----------  ----------
Total liabilities and partners' capital............... $1,412,038  $1,334,884
                                                       ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For The Years Ended
                                                           December 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                      (Dollars in thousands,
                                                     except per unit amounts)
Revenues
  Investment advisory fees:
    Private accounts............................... $551,404 $291,890  $213,852
    Proprietary Funds..............................  218,756  165,829   128,856
  Distribution and servicing fees..................   76,811   56,769    48,182
  Other............................................    5,461    2,181     1,134
                                                    -------- --------  --------
      Total revenues...............................  852,432  516,669   392,024
                                                    -------- --------  --------
Expenses
  Compensation and benefits........................  359,583  225,831   173,526
  Commissions......................................   77,842   46,739    37,739
  Restricted Unit and Option Plans.................   25,753    8,188     5,162
  Marketing and promotional........................   28,682   16,592    10,982
  Occupancy and equipment..........................   23,554   11,800     9,195
  General and administrative.......................   43,669   27,406    17,630
  Insurance........................................    2,946    2,576     2,621
  Professional fees................................    7,668    6,426     5,473
  Amortization of intangible assets................   55,052   43,488    36,009
  Other............................................   27,514   10,083     4,812
                                                    -------- --------  --------
      Total expenses...............................  652,263  399,129   303,149
                                                    -------- --------  --------
Operating income...................................  200,169  117,540    88,875
  Equity in income/(loss) of partnerships..........      106     (361)      271
  Other income, net................................    8,673    2,853     3,183
                                                    -------- --------  --------
  Income before income tax expense.................  208,948  120,032    92,329
  Income tax expense...............................      572    1,702     1,201
                                                    -------- --------  --------
Net income......................................... $208,376 $118,330  $ 91,128
                                                    ======== ========  ========
Net income per unit:
  Basic net income:
    General Partner and Class A Limited Partner
     unit.......................................... $   1.92 $   1.54  $   1.29
                                                    ======== ========  ========
  Diluted net income:
    General Partner and Class A Limited Partner
     unit.......................................... $   1.83 $   1.45  $   1.29
                                                    ======== ========  ========
    Class B Limited Partner unit...................      --  $   1.45  $   1.05
                                                    ======== ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)

                                                           Class A Limited
                                     General Partners          Partners
                                    -------------------  ---------------------
                                      Units     Amount      Units     Amounts
                                    ---------- --------  -----------  --------
Balances, January 1, 1996..........    800,000 $  3,457   40,121,155  $228,466
  Net income.......................               1,034                 51,882
  Distributions....................              (1,504)               (75,451)
  Restricted Unit Plan grants......                           25,000       525
  Vesting of options and restricted
   units...........................
                                    ---------- --------  -----------  --------
Balances, December 31, 1996........    800,000    2,987   40,146,155   205,422
  Net income.......................               5,115                 62,038
  Distributions....................             (17,166)              (106,967)
  Exercise of unit options.........     15,030      208       10,689       326
  Issuance for acquisition......... 26,037,766  629,436    2,119,608    63,661
  Restricted Unit Plan grants......                                     67,844
  Issuance of restricted units in
   lieu of director fees...........
  Issuance of units................      1,994       59
  Exchange of notes................                        4,406,142   146,871
  Vesting of options and restricted
   units...........................
  Exchange of PIMCO Advisors L.P.
   public units for PIMCO Advisors
   Holdings L.P. units............. 19,481,394  192,245  (19,481,394) (192,245)
                                    ---------- --------  -----------  --------
Balances, December 31, 1997........ 46,336,184  812,884   27,201,200   246,950
  Net income.......................              92,225                116,151
  Distributions....................            (120,138)              (151,207)
  Exercise of unit options.........  1,516,942      607      332,634     4,001
  Restricted Unit Plan grants......                        1,435,798    32,977
  Issuance of restricted units in
   lieu of director fees...........                            2,544        74
  Issuance of units................                        1,397,970    34,895
  Exchange of notes................     79,850    2,661
  Exchange of Class B Limited
   Partners Units for Class A
   Limited Partners Units..........                       32,993,050    65,662
  Exchange of Limited Partners
   Units for General Partners
   Units...........................  1,336,845   13,065   (1,336,845)  (13,065)
  Vesting of options and restricted
   units...........................
                                    ---------- --------  -----------  --------
Balances, December 31, 1998........ 49,269,821 $801,304   62,026,351  $336,438
                                    ========== ========  ===========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                             (Dollars in thousands)

                             Class B Limited
                                 Partners
                           ---------------------  Unamortized       Total
                              Units     Amounts   Compensation Partners'Capital
                           -----------  --------  ------------ ----------------
Balances, January 1,
 1996.....................  32,960,826  $114,806    $(15,172)     $  331,557
  Net income..............                38,212                      91,128
  Distributions...........               (54,649)                   (131,604)
  Restricted Unit Plan
   grants.................                              (525)            --
  Vesting of options and
   restricted units.......                             5,162           5,162
                           -----------  --------    --------      ----------
Balances, December 31,
 1996.....................  32,960,826    98,369     (10,535)        296,243
  Net income..............                51,177                     118,330
  Distributions...........               (84,580)                   (208,713)
  Exercise of unit
   options................                                               534
  Issuance for
   acquisition............                                           693,097
  Restricted Unit Plan
   grants.................      25,000       545     (68,389)            --
  Issuance of restricted
   units in lieu of
   director fees..........       7,224       151                         151
  Issuance of units.......                                                59
  Exchange of notes.......                                           146,871
  Vesting of options and
   restricted units.......                             7,493           7,493
  Exchange of PIMCO
   Advisors L.P. public
   units for PIMCO
   Advisors Holdings L.P.
   units..................
                           -----------  --------    --------      ----------
Balances, December 31,
 1997.....................  32,993,050    65,662     (71,431)      1,054,065
  Net income..............                                           208,376
  Distributions...........                                          (271,345)
  Exercise of unit
   options................                                             4,608
  Restricted Unit Plan
   grants.................                           (32,977)             -
  Issuance of restricted
   units in lieu of
   director fees..........                                                74
  Issuance of units.......                                            34,895
  Exchange of notes.......                                             2,661
  Exchange of Class B
   Limited Partners Units
   for Class A Limited
   Partners Units......... (32,993,050)  (65,662)                        --
  Exchange of Limited
   Partners Units for
   General Partners
   Units..................                                               --
  Vesting of options and
   restricted units.......         --        --       25,753          25,753
                           -----------  --------    --------      ----------
Balances, December 31,
 1998.....................         --        --     $(78,655)     $1,059,087
                           ===========  ========    ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For The Years Ended
                                                          December 31,
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
                                                     (Dollars in thousands)
Cash flows from operating activities:
Net income.......................................  $208,376  $118,330  $ 91,128
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization...................    71,026    51,262    40,916
 Deferred income taxes...........................       --        --        735
 Issuance of restricted units in lieu of
  directors fees.................................        74       151       --
 Restricted Unit and Option Plans................    25,752     8,188     5,162
 Equity in loss (income) of unconsolidated
  partnerships...................................      (106)      361        54
 Unrealized gain on investments..................       (42)   (1,171)     (272)
 Gain on sale of investments.....................      (303)      --        --
 Change in operating assets and liabilities,
  excluding net effects of acquired entities:
   Change in fees receivable.....................   (22,939)  (21,050)   (8,920)
   Change in receivable from Proprietary Funds...       (75)      (73)     (125)
   Change in other assets........................   (61,532)  (25,953)  (11,676)
   Change in accounts payable and accrued
    expenses.....................................    12,021     6,332     5,710
   Change in other liabilities...................    16,104    10,358    17,778
   Other.........................................         7       (34)      (44)
                                                   --------  --------  --------
Net cash provided by operating activities........   248,363   146,701   140,446
                                                   --------  --------  --------
Cash flows from investing activities:
Purchases of investments.........................   (68,516)  (46,122)     (695)
Proceeds from sales of investments...............    31,791    47,186       784
Return of investment in partnerships.............       600       --      1,600
Investment in partnerships.......................      (164)   (2,815)     (700)
Proceeds from sale of fixed assets...............        33         3       645
Purchase of fixed assets.........................   (13,790)   (4,856)   (3,446)
Notes receivable advances........................    (1,312)     (699)     (634)
Cash of acquired entities........................       --     36,300       --
                                                   --------  --------  --------
Net cash provided by (used in) investing
 activities......................................   (51,358)   28,997    (2,446)
                                                   --------  --------  --------
Cash flows from financing activities:
Short term borrowings............................    35,000    30,000       --
Long term debt paid off..........................       --    (32,193)      --
Unit options exercised...........................     4,608       --        --
Issuance of Limited Partnership Units to Deferred
 Compensation Plan...............................    34,880       --        --
Capital contribution from General Partner........        16       --        --
Change in distribution payable...................    11,669    28,198       --
Cash distributions declared......................  (271,345) (208,713) (131,604)
                                                   --------  --------  --------
Net cash used in financing activities............  (185,172) (182,708) (131,604)
                                                   --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents.....................................    11,833    (7,010)    6,396
Cash and cash equivalents, beginning of year.....    34,301    41,311    34,915
                                                   ========  ========  ========
Cash and cash equivalents, end of year...........  $ 46,134  $ 34,301  $  1,311
                                                   ========  ========  ========
Supplemental disclosures:
 Income taxes paid...............................  $  8,676  $    316  $    448
                                                   ========  ========  ========
 Interest paid...................................  $  8,510  $  1,102  $    --
                                                   ========  ========  ========
 Fair value of non-cash assets acquired..........            $982,459
                                                             ========
 Liabilities assumed.............................            $330,889
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

  PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups. Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 51 proprietary mutual funds. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC ("PFD", formerly known as PIMCO Funds Distribution Company), a wholly-owned broker-dealer.

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

  . Oppenheimer Capital is a value oriented manager of equity securities primarily for institutions, retail products and mutual funds;

  . Columbus Circle Investors ("CCI") manages primarily equity securities using a Positive Momentum/Positive Surprise approach, principally for institutions and mutual funds;

  . Cadence Capital Management ("Cadence") specializes in disciplined, growth oriented management of equity securities primarily for institutions and mutual funds;

  . Parametric Portfolio Associates ("Parametric") specializes in highly quantitative management of domestic and international equity portfolios primarily for institutions and mutual funds;

  . NFJ Investment Group ("NFJ") is a value oriented manager of equity securities primarily for institutions and mutual funds; and

  . Blairlogie Capital Management ("Blairlogie") specializes in international equity securities from its office in Edinburgh, Scotland, primarily for institutions and mutual funds.

  The investment advisor subsidiaries are supported by certain additional subsidiaries including:

  . Value Advisors LLC ("Value"), a registered investment adviser and wholly owned subsidiary of PIMCO Advisors, acting principally as the administrator of eight closed end funds;

  . PIMCO Funds Distributors LLC ("PFD") serves as the distributor of institutional and retail mutual funds for which PIMCO Advisors and the investment advisor subsidiaries provide investment management and administrative services;

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

  . 225 Liberty Street Advisers L. P. ("225") a registered investment adviser and 99% owned subsidiary of Oppenheimer Capital, with 1% owned by Value;

  . Oppenheimer Capital Trust Company ("Trust Co."), a non bank trust company and wholly owned subsidiary of Oppenheimer Capital;

  . PIMCO Global Advisors (Europe) Ltd. ("PGA Europe"), formerly Oppenheimer Capital Limited, a registered investment adviser in the United Kingdom and wholly owned subsidiary of Value;

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

  . PIMCO Global Advisors (Japan) Ltd. ("PGA Japan"), a registered investment adviser in Japan and wholly owned subsidiary of PIMCO Advisors; and

  . PIMCO Global Advisors (Australia) PTY Limited. ("PGA Australia"), a registered investment adviser in Australia and wholly owned subsidiary of PIMCO Advisors.

  PIMCO Advisors L.P., Pacific Investment Management, Oppenheimer Capital, CCI, Cadence, Parametric, NFJ, Blairlogie, Value, OpCap Advisors, 225 and Limited are registered investment advisors. PFD and Distributors are registered broker/dealers with the Securities and Exchange Commission and members of the National Association of Securities Dealers, Inc.

  Prior to January 17, 1997, PIMCO Advisors' sponsored institutional mutual funds managed consisted of two open end investment management companies. One series is predominantly fixed income funds. The other series is predominantly equity funds. The retail mutual funds managed were included within two open end investment management companies, the PIMCO Advisors Funds ("PAF"), formerly the Thomson Funds, and the Cash Accumulation Trust ("CAT"). With Trustee and shareholder approval, the fund groups (excluding CAT) were combined into a single mutual fund complex, the PIMCO Funds, in January 1997, consisting of 51 funds offering retail and institutional share classes as of December 31, 1998.

2. Significant Accounting Policies

  a. Cash and Cash Equivalents--PIMCO Advisors invests certain cash balances in money market funds. At December 31, 1998, this investment is approximately $43.9 million, of which approximately $37.3 million is invested in invested in non-affiliate money market funds. At December 31, 1997, this investment is approximately $28.9 million, of which approximately $24.5 million is invested in non-affiliate money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

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

  c. Short-Term Investments--The short term investments, as of December 31, 1998 and 1997, are primarily invested in the PIMCO Funds with a short-term duration objective. The investments are carried at market value. Cost approximated market value as of December 31, 1998 and 1997.

  d. Depreciation and Amortization--Office equipment, furniture and fixtures are depreciated on a straight line basis over their estimated useful lives, generally five years. Automobiles are depreciated on a straight line basis over their estimated lives, generally three years. Leasehold improvements are amortized on a straight line basis over the remaining terms of the related leases or the useful lives of such improvements, whichever is shorter.

  e. Other Assets--PFD offers for sale a "B" class of mutual fund shares. Under this share structure PFD advances commissions to independent brokers and is entitled to recoup its marketing costs through an ongoing fee stream from the respective funds or through contingent deferred sales charges collected from the share purchaser. Such fees are capitalized as deferred sales charges and amortized on a straight line basis as commission expense over a period of 60 months. Deferred unamortized marketing costs of approximately $51.0 million and $22.7 million are included in other non current assets at December 31, 1998 and 1997, respectively.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES

  f. Income Taxes--PIMCO Advisors and its subsidiaries are predominantly partnerships and, as a result, are generally not subject to federal or state income taxes. All partners of PIMCO Advisors are responsible for taxes, if any, on their proportionate share of PIMCO Advisors' taxable income. PIMCO Advisors is subject to an unincorporated business tax in a certain jurisdiction in which it operates. Certain corporate subsidiaries are subject to federal and state income taxes and file separate tax returns. The provision for income taxes is determined using the liability method which gives recognition to deferred tax assets and liabilities based on the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

  g. Foreign Currency Translation--The assets and liabilities of Blairlogie, PGA Europe and PGA Japan have been translated into U.S. dollars at the current rate of exchange existing at year end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect.

  h. Net Income Allocation--Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors. Net income is generally allocated among unit holders in the same proportions as cash distributions. Prior to 1998, PIMCO Advisors cash distribution policy provided for a first priority distribution to General Partner and Class A Limited Partner units ($1.88 per year through December 31, 1997) followed by a second priority distribution to Class B Limited Partner units. During the year ended December 31, 1996, the second priority distribution was less than the first priority distribution. For the year ended December 31, 1997, the distribution was equal for all classes of units. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units converted into Class A units.

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

                                                1998        1997       1996
                                             ----------- ---------- ----------
   Basic
     General Partner and Class A Limited
      Partner Units......................... 108,582,920 43,773,904 42,501,469
   Diluted
     General Partner and Class A Limited
      Partner Units......................... 113,918,207 45,701,026 42,501,469
     Class B Limited Partner Units..........         --  35,662,779 34,513,573

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

3. Intangible Assets

  The acquisition of Opgroup in November 1997 was recorded under the purchase accounting method. Intangible assets of approximately $897.5 million represented the excess of the purchase price over the fair value of the net tangible assets of Oppenheimer Capital acquired. This amount is amortized on a straight line basis over 20 years. For accounting purposes, a transaction in 1994 was treated as a purchase and recapitalization of TAG LP by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represented the excess of the purchase price over the fair value of the net tangible assets of TAG LP deemed acquired in the transaction. A portion of these intangible assets represented the value assigned to PIMCO Advisors Master Limited

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

Partnership ("MLP") structure. Under prior Internal Revenue Code guidelines, an MLP was exempt from federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure has been amortized over the period ending December 31, 1997. The remainder is amortized on a straight line basis over its estimated life of 20 years.

4. Supplementary Financial Data

  The following table summarizes the actual condensed 1998 results of operations of PIMCO Advisors and the unaudited condensed pro forma 1997 and 1996 results of operations of PIMCO Advisors as if the above acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

    (i) Conversion of Oppenheimer Capital to a calendar year reporting basis;

    (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");

    (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1998;

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

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

                                                For the Years Ended December
                                                            31,
                                               -------------------------------
                                                 1998      1997        1996
                                               -------- ----------  ----------
                                               (Actual) (Pro Forma) (Pro Forma)
                                                   (Dollars in thousands,
                                                  except per unit amounts)
   Revenues
     Investment advisory.....................  $770,160  $641,662    $509,124
     Distribution and servicing..............    82,272    63,184      57,949
                                               --------  --------    --------
                                                852,432   704,846     567,073
                                               --------  --------    --------
   Expenses
     Compensation and related expense........   359,583   295,886     245,028
     Other operating expense, net............   203,668   148,443     111,017
     Amortization of intangibles, options and
      restricted units.......................    80,805   103,157     101,635
                                               --------  --------    --------
                                                644,056   547,486     457,680
                                               --------  --------    --------
     Net income..............................  $208,376  $157,360    $109,393
                                               ========  ========    ========
     Basic net income per unit...............  $   1.92  $   1.44    $   1.00
                                               ========  ========    ========
     Diluted net income per unit.............  $   1.83  $   1.39    $   0.98
                                               ========  ========    ========

  The pro forma information above is not intended to reflect the results that actually would have been obtained if the operations were consolidated during the periods presented, nor is it an indication of future results.

5. Notes Receivable

  PIMCO Advisors and certain subsidiaries have granted loans to certain employees as part of programs designed to ensure the long term retention of those employees. These loans are primarily non interest bearing and are generally due within one year of issuance.

6. Fixed Assets

  The major classifications of fixed assets are as follows:

                                                          As of December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                                                        (Dollars in Thousands)
   Office equipment, furniture and fixtures............ $    30,486 $    19,102
   Automobiles.........................................          22          31
   Leasehold improvements..............................       9,083       6,915
                                                        ----------- -----------
   Total fixed assets..................................      39,591      26,048
   Less accumulated depreciation and amortization......      16,874      10,630
                                                        ----------- -----------
   Fixed assets, net................................... $    22,717 $    15,418
                                                        =========== ===========

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

7. Income Taxes

  Only certain subsidiaries are subject to income taxes directly and they file separate tax returns. The total income tax provision for the affected subsidiaries is as follows:

                                                           For the Years Ended
                                                              December 31,
                                                           --------------------
                                                           1998    1997   1996
                                                           -----  ------ ------
                                                               (Dollars in
                                                               thousands)
   Current expense:
     State................................................ $ 163  $  105 $  164
     Federal..............................................   427     156    295
   Deferred (benefit) expense:
     State................................................   (31)    293    198
     Federal..............................................    13   1,148    544
                                                           -----  ------ ------
                                                           $ 572  $1,702 $1,201
                                                           =====  ====== ======

8. Benefit Plans

  a. Profit Sharing and Incentive Programs--PIMCO Advisors and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $239.8 million, $152.9 million, and $114.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  b. Executive Deferred Compensation Plan--PIMCO Advisors and its subsidiaries have a nonqualified deferred compensation plan pursuant to which a portion of the compensation otherwise payable to certain eligible employees will be mandatorily deferred, and pursuant to which such eligible employees may elect to defer additional amounts of compensation. The plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. Amounts deferred under the plan are used to acquire units of PIMCO Advisors and are held in a trust for the employees. As of December 31, 1998 and 1997, the balance related to PIMCO Advisors and its subsidiaries in the trust at fair value was approximately $68.0 million and $14.8 million, respectively.

  c. Savings and Investment Plans--PIMCO Advisors and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PIMCO Advisors and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under Section 401(k) of the Internal Revenue Code and allow eligible employees of PIMCO Advisors and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time under the provisions of the Internal Revenue Code. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service. For 1998, 1997 and 1996, PIMCO Advisors and certain of its subsidiaries matched and contributed an amount up to the first six percent of annual compensation, subject to Internal Revenue Code limits, contributed by the employees. In addition, PIMCO Advisors and certain of its subsidiaries, may elect to make a discretionary contribution to all participants. The amount expensed by PIMCO Advisors and its subsidiaries related to these plans during the year ended December 31, 1998, 1997 and 1996 was approximately $4.3 million, $2.2 million and $2.0 million, respectively.

      Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging from five percent to eleven percent of covered individuals' base compensation. The aggregate expense recorded is approximately $1.3 million, $1.1 million and $0.9 million in 1998, 1997 and 1996, respectively.

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

  d. Unit Based Incentive Plans--PIMCO Advisors and PIMCO Holdings jointly adopted the 1998 Unit Incentive Plan (the "1998 Plan") effective January 1, 1998. The 1998 Plan was adopted to replace the 1997 Unit Incentive Plan (the "1997 Plan") which in turn, replaced the previous unit based incentive plans sponsored by PIMCO Advisors and Oppenheimer Capital. Upon the adoption of the 1998 Plan, each option outstanding under the 1997 Plan, 1993 Unit Option Plan of PIMCO Advisors L.P., the 1996 Unit Incentive Plan of PIMCO Advisors L.P., the Oppenheimer Capital Amended and Restated Restricted Option Plan, and the Oppenheimer Capital Amended and Restated Restricted Unit Plan was replaced by an option or award under 1998 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced. The 1998 Plan is intended to further the financial success of PIMCO Holdings and PIMCO Advisors through obtaining and retaining the services of members of their respective management boards, key employees and consultants who will contribute to their growth, development and financial success, by offering such members, key employees and consultants the opportunity to own, or have the right to share in the appreciation of, PIMCO Holdings units, and, if they are "qualified persons" within the meaning of 1998 Plan, PIMCO Advisors units. The 1998 Plan is currently administered by the Management Board of PIMCO Holdings and the Unit Incentive Committee of the Management Board of PIMCO Advisors. Pursuant to an arrangement between PIMCO Advisors and PIMCO Holdings, PIMCO Advisors will issue to PIMCO Holdings a number of PIMCO Advisors units equal to the number of PIMCO Holdings units issued under the 1998 Plan.

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

    Prior to the adoption of the 1998 Plan, PIMCO Advisors maintained a restricted unit plan and two unit options plans for the benefit of certain key employees. A total of 150,000 Class A limited partner units and 150,000 Class B limited partner units have been awarded under the plan. In addition, under the OpCap Rights Plan, approximately 2,177,000 Class A limited partner deferred units were awarded. Under these plans, units generally vest over a five-year period. The expense under these plans was approximately $21.3 million, $3.8 million and $.8 million during 1998, 1997 and 1996, respectively.

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

  In addition, PIMCO Advisors maintained two unit option plans, which are described below. No compensation cost is recognized for these fixed unit option plans where the option price approximated the market price on the date of grant. Had compensation cost for PIMCO Advisors two unit option plans been determined based on the fair value at the grant dates, PIMCO Advisors net income and earnings per unit would have been reported as the pro forma amounts indicated below:

                                                           For the Years Ended
                                                              December 31,
                                                           -------------------
                                                            1998   1997  1996
                                                           ------ ------ -----
                                                               (Dollars in
                                                            millions, except
                                                            per unit amounts)
   Net income
       As reported........................................ $208.4 $118.3 $91.1
       Pro forma.......................................... $205.1 $116.5 $90.9
   Diluted net income per unit
     Diluted net income per General Partner and Class A
      Limited Partner unit
       As reported........................................ $ 1.83 $ 1.45 $1.29
       Pro forma.......................................... $ 1.80 $ 1.43 $1.29

  For the above disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yield of 6.9%, 7.3% and 7.7%; expected volatility of 22%, 21% and 14%; risk free interest of 5.51%, 6.52% and 6.30%; and expected lives of 5, 5 and 6 years, respectively.

  The unit option plans were administered by the Unit Incentive Committee of the Management Board of PIMCO Advisors, which determines the key employees and the terms of the options to be granted. Under the 1998 and 1997 Plans, PIMCO Advisors could grant options on the Class A units to its employees for up to a total that the Unit Incentive Committee of the Management Board of PIMCO Advisors deems appropriate. The expense under the option plans was approximately $4.4 million, $4.4 million and $4.7 million during 1998, 1997 and 1996, respectively. Under the 1996 Plan, the exercise price for each option reported herein has not been less than the average trading price of PIMCO Advisors units for the 20 trading day period prior to the grant date and each option's maximum term is 10 years. There was no material difference between the option price and the market price on the grant date. The outstanding options vest over a period of not more than five years and vested options are generally exercisable after January 1, 1998. As noted above, effective January 1, 1998, all such awards, and those under the OpCap Option Plan and OpCap Rights Plan, were assumed under the 1998 Plan. In 1998, all Class B unit options were converted to Class A unit options. Following is a summary of the status of the awards under the unit option plans:

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

                                                     Units      Range Per Unit
                                                   ----------  ----------------
Outstanding, January 1, 1996......................  7,570,930  $ 2.425--$ 14.68
  Options on Limited Partner units Granted........    227,000  $17.720--$18.810
  Cancelled.......................................    (29,200) $12.780--$13.530
                                                   ----------
Outstanding, December 31, 1996....................  7,768,730  $ 2.425--$18.810
                                                   ----------
Options on Limited Partner units
  Granted.........................................    794,600  $21.400--$26.770
  Exercised.......................................    (30,000) $      --$13.530
  Cancelled.......................................   (212,720) $ 2.425--$22.870
Assumed options...................................  1,000,609  $12.350--$21.630
                                                   ----------
Outstanding, December 31, 1997....................  9,321,219  $ 2.425--$26.770
                                                   ----------
Options on Limited Partner units
  Granted.........................................  1,612,827  $26.875--$34.875
  Exercised....................................... (2,412,702) $ 2.425--$22.870
  Cancelled.......................................   (153,870) $ 2.425--$34.625
                                                   ----------
Outstanding, December 31, 1998....................  8,367,474  $ 2.425--$26.770
                                                   ==========
Exercisable, December 31, 1998:
  Options on Limited Partner units................  5,832,164  $ 2.425--$34.875
                                                   ==========

9. Long Term Notes

  In connection with the OpCap Merger, as discussed in Note 1, PIMCO Advisors acquired Opgroup, the issuer of $230 million principal amount of notes. The notes are exchangeable for Class A limited partner units at $33 1/3 per unit. The notes bear interest at 6% per annum with a maturity date of December 1, 2037. As of December 31, 1998, approximately $149.5 million had been exchanged for approximately 4.5 million Class A limited partner units. At December 31, 1998 and 1997, the outstanding balance on the notes was $80.5 and $83.1 million, respectively. Interest expense related to these notes was approximately $5.0 and $1.7 million in 1998 and 1997, respectively.

10. Contingencies

  PIMCO Advisors and its subsidiaries are subject to various pending and threatened legal actions which arise in the normal course of business. In the opinion of management, the disposition of claims currently pending and threatened will not have a material adverse effect on PIMCO Advisors and its subsidiaries' financial position or results of operations.

11. Commitments

  a. Lease Agreements--PIMCO Advisors and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                                                        Year Ending December 31,
                                                        ------------------------
                                                         (Dollars in thousands)
   1999................................................         $ 8,958
   2000................................................           9,272
   2001................................................           8,538
   2002................................................           8,776
   2003................................................           8,087
   Thereafter..........................................          14,831
                                                                -------
     Total.............................................         $58,462
                                                                =======

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

  Rent expense in connection with these agreements was approximately $10.5 million, $4.6 million and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  b. Letter of Credit--PIMCO Advisors is contingently liable for a letter of credit in the amount of approximately $247,000 related to PIMCO Advisors membership in an insurance program.

  c. Revolving Line of Credit--PIMCO Advisors has a $500 million, 5 year revolving credit facility, originated in May of 1998. The facility permits short term borrowings at a floating rate of interest. The terms of the agreement include an interest coverage ratio, a consolidated funded debt ratio and a minimum operating cash flow ratio. At December 31, 1998, the balance outstanding was $65.0 million and PIMCO Advisors was in compliance with the required ratios.

11. Net Capital

  PFD and OCC Distributors are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1998, PFD had net capital of $2.0 million, which was $1.3 million in excess of its required net capital of $.7 million. PFD's net capital ratio was 4.82 to 1. At December 31, 1997, PFD had net capital of $2.7 million, which was $1.7 million in excess of its required net capital of $1.0 million. PFD's net capital ratio at that date was 5.32 to 1. At December 31, 1998, OCC Distributors had net capital of $2.4 million, which was $2.3 million in excess of its required net capital of $0.1 million. OCC Distributors' net capital ratio was .24 to 1. At December 31, 1997, OCC Distributors had net capital of $1.0 million, which was $.9 million in excess of its required net capital of $0.1 million. OCC Distributors' net capital ratio was .38 to 1.

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

  StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in "Short term investments" in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at fair value. The notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1998 and 1997, the notional amounts of futures contracts approximated $3.1 million and $2.9 million, respectively.

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

  Condensed financial information for StocksPLUS, L.P. is as follows:

Summary of Financial Condition

                                                           As of December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
                                                               (Dollars in
                                                               thousands)
   Assets
     Investments at fair value........................... $5,569,953 $3,288,830
     Other assets........................................     62,082     24,845
                                                          ---------- ----------
       Total assets...................................... $5,632,035 $3,313,675
                                                          ========== ==========
   Liabilities and partners' capital
     Liabilities......................................... $  359,688 $  222,738
     StocksPLUS' Partner Capital.........................      3,770      2,915
     Limited Partners' Capital...........................  5,268,577  3,088,022
                                                          ---------- ----------
       Total liabilities and partners' capital........... $5,632,035 $3,313,675
                                                          ========== ==========

Summary of Operations

                                               For The Years Ended December
                                                           31,
                                               ------------------------------
                                                  1998       1997      1996
                                               ----------  --------  --------
                                                  (Dollars in thousands)
   Net trading gains on futures............... $  875,775  $575,696  $292,185
   Net (loss)/gain in fair value of
    securities................................    (10,584)   13,140    12,040
   Interest income............................    266,098   164,175   126,535
   Fees and commissions.......................    (10,741)   (6,119)   (4,631)
                                               ----------  --------  --------
     Net income............................... $1,120,548  $746,892  $426,129
                                               ==========  ========  ========

                 PIMCO ADVISORS HOLDINGS L.P. AND SUBSIDIARIES

13. Consolidated Quarterly Results of Operations (unaudited)

  The quarterly results for the periods indicated were as follows:

                                  Three
                                  Months   Three        Three        Three
                                  Ended    Months      Months        Months
                                  March    Ended        Ended        Ended
                                   31,    June 30,  September 30, December 31,
                                   1998     1998        1998          1998
                                 -------- --------  ------------- ------------
                                    (Dollars in thousands, except per unit
                                                   amounts)
Revenues........................ $193,857 $216,612    $213,937      $228,026
Expenses........................  146,906  161,290     162,544       172,744
                                 -------- --------    --------      --------
Income before taxes.............   46,951   55,322      51,393        55,282
Income tax expense..............      169      202         141            60
                                 -------- --------    --------      --------
Net income...................... $ 46,782 $ 55,120    $ 51,252      $ 55,222
                                 ======== ========    ========      ========
Diluted net income per General
 Partner and Class A Limited
 Partner unit................... $   0.42 $   0.48    $   0.45      $   0.48
                                 ======== ========    ========      ========
                                  Three
                                  Months   Three        Three        Three
                                  Ended    Months      Months        Months
                                  March    Ended        Ended        Ended
                                   31,    June 30,  September 30, December 31,
                                   1997     1997        1997          1997
                                 -------- --------  ------------- ------------
                                    (Dollars in thousands, except per unit
                                                   amounts)
Revenues........................ $103,898 $117,192    $126,368      $174,111
Expenses........................   80,156   89,879      93,536       137,200
                                 -------- --------    --------      --------
Income before taxes.............   23,742   27,313      32,832        36,911
Income tax expense..............      553     (101)        773         1,243
                                 -------- --------    --------      --------
Net income...................... $ 23,189 $ 27,414    $ 32,059      $ 35,668
                                 ======== ========    ========      ========
Diluted net income per General
 Partner and Class A
 Limited Partner unit........... $   0.32 $   0.34    $   0.40      $   0.39
                                 ======== ========    ========      ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The General Partners of
Oppenheimer Capital

  In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at December 31, 1997 and April 30, 1997, and the results of their operations and their cash flows for the eight-month period ended December 31, 1997 and for each of the two years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

New York, New York
January 30, 1998

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          April
                                                            December 31,   30,
                                                                1997      1997
                                                            ------------ -------
                                                                (Dollars in
                                                                 thousands)
                          ASSETS
Current assets:
  Cash and short term investments.........................    $19,644    $27,123
  Investment management fees receivable...................     55,616     52,357
  Investments in affiliated mutual funds and other
   sponsored investment products..........................      3,304      4,347
                                                              -------    -------
    Total current assets..................................     78,564     83,827
Furniture, equipment and leasehold improvements at cost
 less accumulated depreciation and amortization of $3,288
 and $2,812...............................................      3,885      3,795
Intangible assets, less accumulated amortization of $1,030
 and $565.................................................      1,170      1,511
Other non current assets..................................      2,617      3,886
                                                              -------    -------
Total assets..............................................    $86,236    $93,019
                                                              =======    =======
            LIABILITIES, MINORITY INTEREST AND
                    PARTNERS' CAPITAL
Accrued employee compensation and benefits................    $17,820    $13,914
Accrued expenses and other liabilities....................     11,556      8,880
Note payable..............................................        --         400
Deferred investment management fees.......................      9,278      4,532
Distribution payable to partners..........................        --      25,318
                                                              -------    -------
Total liabilities.........................................     38,654     53,044
                                                              -------    -------
Minority interest.........................................        213        277
Partners' Capital.........................................     47,369     39,698
                                                              -------    -------
Total liabilities, minority interest and partners'
 capital..................................................    $86,236    $93,019
                                                              =======    =======


  The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For The
                                            Eight-months For The Years Ended
                                               Ended          April 30,
                                            December 31, --------------------
                                                1997       1997       1996
                                            ------------ ---------  ---------
                                                 (Dollars in thousands)
Revenues
  Investment management fees...............   $144,790   $ 175,814  $ 151,269
  Net distribution assistance and
   commission income.......................      2,992       4,910      6,051
  Interest and dividends...................      1,155       1,250        895
                                              --------   ---------  ---------
    Total revenues.........................    148,937     181,974    158,215
                                              --------   ---------  ---------
Expenses
  Compensation and benefits................     66,312      77,664     68,781
  Occupancy................................      4,713       6,572      6,873
  General and administrative...............      8,753      12,494     12,293
  Promotional..............................      4,173       6,334      7,604
                                              --------   ---------  ---------
    Total expenses.........................     83,951     103,064     95,551
                                              --------   ---------  ---------
Operating income...........................     64,986      78,910     62,664
  Gain on Quest sales......................      4,374       2,806     27,725
                                              --------   ---------  ---------
Income before income tax expense and
 minority interest.........................     69,360      81,716     90,389
  Income tax expense.......................      2,985       3,198      3,627
                                              --------   ---------  ---------
Income before minority interest............     66,375      78,518     86,762
  Minority interest........................       (251)       (254)      (452)
                                              --------   ---------  ---------
Net income.................................   $ 66,124   $  78,264  $  86,310
                                              ========   =========  =========



  The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)

Balance at May 1, 1995................................................ $ 14,460
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

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                For The Eight  For The Years
                                                Months Ended  Ended April 30,
                                                December 31,  ----------------
                                                    1997       1997     1996
                                                ------------- -------  -------
                                                   (Dollars in thousands)
Cash flows from operating activities:
Net income....................................     $66,124    $78,264  $86,310
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Amortization of restricted unit
   compensation...............................       3,808      2,209    1,691
  Depreciation and amortization...............         623      1,019    2,413
  Minority interest, net of distributions.....         (64)       103       87
  Change in operating assets and liabilities:
    Change in investment management fees
     receivable...............................      (3,259)    (9,341)  (9,839)
    Change in other assets....................         731       (182)  (1,195)
    Change in accrued employee compensation
     and benefits.............................       3,906      1,041    4,549
    Change in accrued expenses and other
     liabilities..............................       2,676      1,712      290
    Change in deferred investment management
     fees.....................................       4,746      1,662    1,154
                                                   -------    -------  -------
Net cash provided by operating activities.....      79,291     76,487   85,460
                                                   -------    -------  -------
Cash flows from investing activities:
Purchases of fixed assets.....................        (566)    (1,111)    (498)
Intangible assets resulting from
 acquisitions.................................        (500)       --       --
Proceeds from sales of mutual funds shares and
 other Investments............................       1,485      3,132    7,296
Purchases of mutual funds shares and other
 investments..................................        (340)    (2,819)  (7,844)
                                                   -------    -------  -------
Net cash provided by (used in) investing
 activities...................................          79       (798)  (1,046)
                                                   -------    -------  -------
Cash flows from financing activities:
Net (repayments of) proceeds from bank loans..         --         --    (9,182)
Payment of note payable.......................        (400)      (400)    (400)
Distributions to partners:
  Oppenheimer Financial Corp..................     (25,853)   (22,280) (21,187)
  Oppenheimer Capital, L.P....................     (53,842)   (46,160) (43,415)
  Value Advisors LLC..........................      (7,447)       --       --
  PIMCO Advisors L.P..........................         (58)       --       --
Contributions by Oppenheimer Capital, L.P.....         751        530      300
                                                   -------    -------  -------
Net cash used in financing activities.........     (86,849)   (68,310) (73,884)
                                                   -------    -------  -------
Net increase (decrease) in cash and short term
 investments..................................      (7,479)     7,379   10,530
Cash and short term investments at beginning
 of period....................................      27,123     19,744    9,214
                                                   -------    -------  -------
Cash and short term investments at end of
 period.......................................     $19,644    $27,123  $19,744
                                                   =======    =======  =======
Supplemental disclosures
  Interest paid...............................     $    45    $   112  $   638
                                                   =======    =======  =======
  New York City unincorporated business tax
   paid.......................................     $ 1,730    $ 3,376  $ 3,701
                                                   =======    =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  a. Organization and Consolidation--Oppenheimer Capital is a general partnership wholly owned by PIMCO Advisors L.P. ("PIMCO Advisors") directly and indirectly through PIMCO Advisors' wholly owned subsidiary Value Advisors LLC. Oppenheimer Capital is a registered investment adviser and is part of an affiliated group of companies operating in the financial services industry.

     The consolidated financial statements include the accounts of Oppenheimer Capital and its subsidiaries, Opcap Advisors, OCC Distributors ("Distributors"), 225 Liberty Street Advisers, L.P. (formerly AMA Investment Advisers, L.P.) (collectively, the
     "Subpartnerships"), Oppenheimer Capital Limited and Oppenheimer Capital Trust Company. All material intercompany balances and transactions have been eliminated in consolidation.

  b. Cash and Short Term Investments--Short term investments are recorded at cost, which approximates market value, and include holdings in money market mutual funds and highly liquid investments with maturities of three-months or less.

  c. Furniture, Equipment and Leasehold Improvements--Furniture and equipment are depreciated on a straight line basis over five to seven year periods. Amortization of leasehold improvements is on a straight line basis over the lesser of their economic useful life or the term of the lease.

  d. Investment Management Fees--Investment management fees are based on written contracts and are generally computed on the net assets of the managed accounts and recognized in the period earned.

  e. Statements of Cash Flows--For purposes of reporting cash flows, cash and short term investments include highly liquid investments with maturities of three-months or less.

  f. Intangible Assets--Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows. At December 31, 1997 and April 30, 1997 and 1996, Oppenheimer Capital determined that there was no impairment of intangible assets.

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

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

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

                                                               Year Ending
                                                               December 31,
                                                          ----------------------
                                                          (Dollars in thousands)
   1998..................................................        $ 4,140
   1999..................................................          4,140
   2000..................................................          4,140
   2001..................................................          3,387
   2002..................................................          3,554
   Thereafter............................................          7,130
                                                                 -------
   Total.................................................        $26,491
                                                                 =======

  The agreements expire at various dates through the calendar year ending December 31, 2005 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the eight-month period ended December 31, 1997 was $3,785,000, and for the years ended April 30, 1997 and 1996 was $5,046,000 and $5,348,000, respectively.

4. Compensation Plans

  Oppenheimer Capital has established a Restricted Unit Plan and a Restricted Option Plan (the "OpCap Plans") for the benefit of certain key employees. Pursuant to the OpCap Plans, an eligible employee is granted the right to receive a number of units of PIMCO Holdings or, in certain cases after December 31, 1997, PIMCO Advisors, at no cost to the employee ("Rights"), in the case of the Restricted Unit Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. Obligations under the OpCap Plans have been assumed by PIMCO Advisors and PIMCO Holdings effective January 1, 1998. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. A total of 6,304,250 restricted units and/or restricted options have been authorized under the OpCap Plans. The following table shows the Rights granted and the Options granted with exercise prices of $12.35 to $21.63 (all reflective of a 1.67 for 1 split effective December 1, 1997) at December 31, 1997. As a result of the grant of Rights, Oppenheimer Capital recorded deferred restricted unit compensation expense in partners' capital of $8,574,000 for the eight-month period ended December 31, 1997 and $5,977,000 and $4,738,000 for the fiscal years ended April 30, 1997 and 1996, respectively, which amounts are amortized over a

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES
five year period. In addition, approximately $67.8 million was recorded as deferred compensation expense in partners' capital of PIMCO Advisors for special grants made in November of 1997 associated with the completion of sale of the Opfin interest. Amortization of $2,677,000 for the eight-month period ended December 31, 1997 and $2,209,000 and $1,691,000 for the fiscal years ended April 30, 1997 and 1996, respectively, has been recorded. This amortization results in a charge to compensation and benefits and a corresponding credit to partners' capital.

                                         Rights      Options
                                       outstanding outstanding Price per option
                                       ----------- ----------- ----------------
Balances at May 1, 1995...............    413,742     445,611  $ 8.084--$16.841
  Rights granted......................    314,862
  Rights cancelled....................    (13,916)
  Units issued with respect to
   Rights.............................   (172,344)
  Options granted.....................                255,510  $      --$12.425
  Options exercised...................                (25,105) $ 8.084--$14.970
  Options canceled....................                (50,656) $12.350--$14.970
                                        ---------   ---------
Balances at April 30, 1996............    542,344     625,360  $10.853--$16.841
  Rights granted......................    346,553
  Rights cancelled....................    (23,562)
  Units issued with respect to
   Rights.............................   (160,071)
  Options granted.....................                281,395  $17.590--$20.210
  Options exercised...................                (37,851) $10.853--$17.590
  Options canceled....................                (40,080) $12.425--$17.590
                                        ---------   ---------
Balances at April 30, 1997............    705,264     828,824  $10.853--$20.210
  Rights granted......................  2,553,453
  Rights cancelled....................     (5,979)
  Units issued with respect to
   Rights.............................    (48,888)
  Options granted.....................                283,900  $      --$21.632
  Options exercised...................                (92,075) $10.853--$14.970
  Options canceled....................                (20,040) $12.425--$17.590
                                        ---------   ---------
Balances at December 31, 1997.........  3,203,850   1,000,609  $12.350--$21.632
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

                                                      For The
                                                    Eight-months
                                                       Ended      For The Years
                                                    December 31, Ended April 30,
                                                    ------------ ---------------
                                                        1997      1997    1996
                                                    ------------ ------- -------
                                                       (Dollars in thousands)
   Net income
     As reported...................................   $66,124    $78,264 $86,310
     Pro forma.....................................   $66,017    $78,098 $86,248

  For the purpose of the above disclosure, the fair value of each Option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the eight-month period ended December 31, 1997 and for the fiscal years ended April 30, 1997 and 1996, respectively: distribution yield of 5.8%, 7.3% and 8.0%; expected volatility of 19%, 21% and 22%; risk free interest rate of 6.62%, 6.36% and 6.96%; and expected life of 6, 6 and 7 years.

5. Transactions With Affiliated Companies

  a. Cash and Short Term Investments--Oppenheimer Capital invests excess funds in OCC Cash Reserves Primary Portfolio, a money market fund managed by OpCap Advisors. Included in cash and short term investments at December 31, 1997 and April 30, 1997 was $2,685,000 and $1,567,000
     respectively, invested in this fund. Also included in cash and short term investments at April 30, 1997 and 1996 was $35,000 and $275,000, respectively, on deposit with Opco.

  b. Investments in Affiliated Mutual Funds and Other Sponsored Investment Products--Investments in affiliated mutual funds and other sponsored investment products are carried at market value.

  c. Distribution Assistance Fees and Expenses--Oppenheimer Capital receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales related services in rendering distribution assistance. Payments to Opco for the Quest for Value equity and fixed income mutual funds for the year ended April 30, 1996 were recorded as distribution assistance expenses and for financial statement purposes were netted against distribution assistance fees (see note 7). Payments to Opco for OCC Cash Reserves are netted against investment management fees. During the eight-month period ended December 31, 1997, such payments to Opco totaled $4,602,000, and totaled $8,902,000 and $9,522,000 for the years ended April 30, 1997 and 1996, respectively.

  d. Affiliated Mutual Funds and Commingled Products--Investment Management Fees--Oppenheimer Capital provides investment management services to affiliated mutual funds and other commingled products. For the eight-month period ended December 31, 1997 the amount earned for these services totaled $9,797,000, and for the years ended April 30, 1997 and 1996 the amounts totaled $15,382,000 and $22,778,000, respectively.

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

6. Income Taxes

  Although Oppenheimer Capital is not otherwise subject to federal, state, or local income taxes, it was subject to New York City unincorporated business tax of $2,906,000 for the eight-month period ended December 31, 1997, and $3,143,000 and $3,667,000, respectively, for the years ended April 30, 1997 and 1996.

  A domestic corporate subsidiary of Oppenheimer Capital is subject to federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.

7. Gain on Quest Sale

  On November 22, 1995, Oppenheimer Capital sold the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to Oppenheimer Capital. In fiscal 1997 and 1996, Oppenheimer Capital received payments of $3.8 million and $41.7 million, respectively, related to the sale, and recognized pre tax gains of $2.8 million and $27.7 million, respectively.

8. Gain On Dual Purpose Sale

  On July 18, 1997, Oppenheimer Capital completed the sale of the investment advisory and other contracts and business relationships of the Quest for Value Dual Purpose Fund to OFI. Oppenheimer Capital received a payment of $7.0 million and recorded a pre tax gain of $4.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Management of PIMCO Holdings

  The PIMCO Holdings Partnership Agreement provides that PIMCO Holdings is managed by its general partner, PIMCO Partners, G.P. ("PGP"). PGP has delegated the day to day management of PIMCO Holdings to a Management Board which has appointed executive officers of PIMCO Holdings. The Management Board members and executive officers of PIMCO Holdings are comprised of the following persons, who also serve as executive officers of PIMCO Advisors:

             Name           Age                        Positions
             ----           ---                        ---------
   William D. Cvengros.....  50 Management Board Member and Chief Executive Officer
   Kenneth M. Poovey.......  67 Management Board Member and Chief Operating Officer
   Robert M. Fitzgerald....  47 Management Board Member, Senior Vice President and Chief
                                Financial Officer
   Stephen J. Treadway.....  51 Executive Vice President
   Ernest L. Schmider......  41 Senior Vice President
   James G. Ward...........  44 Senior Vice President and Director of Human Resources
   Richard M. Weil.........  35 Senior Vice President, General Counsel and Secretary

  Biographical information with respect to the above listed individuals is set forth below. Because the sole business of PIMCO Holdings is that of owning PIMCO Advisors units, information relating to the management of PIMCO Advisors is set forth below.

Management of PIMCO Advisors

  PIMCO Advisors is managed by its general partners, PGP and PIMCO Holdings. PGP has direct control of PIMCO Holdings, and therefore controls PIMCO Advisors. While the general partners must pursuant to the PIMCO Advisors Partnership Agreement retain and exercise certain powers, generally relating to extraordinary transactions or events, the general partners have delegated all other management and control of PIMCO Advisors to a 16 member management board (the "PIMCO Advisors Management Board"), comprised of the Chief Executive Officer of PIMCO Advisors, representatives of the general partners, representatives of the investment management divisions and subsidiaries, and three "disinterested" members not otherwise affiliated with PIMCO Advisors or the general partners. The PIMCO Advisors Management Board generally acts by majority vote, however, certain significant actions require a three-quarters majority vote. The delegation to the PIMCO Advisors Management Board may be revoked by the general partners at any time.

  The PIMCO Advisors Management Board has, in turn, constituted a five member Executive Committee and delegated to it much of the functions of the PIMCO Advisors Management Board. In addition, PIMCO Advisors has an Audit Committee, a Compensation Committee, a Nominating Committee and a Unit Incentive Committee, each comprised of members of the PIMCO Advisors Management Board. The Audit Committee reports to the Management Board with respect to matters relating to the independent auditors, and reviews various matters relating to the auditing policies and procedures. The Audit Committee held four meetings in 1998. The Compensation Committee is responsible for compensation and compensation related matters including but not limited to responsibility and authority for determining bonuses and salaries for certain employees. The Unit Incentive

Committee is responsible for granting options and awarding deferred units under the 1998 Unit Incentive Plan and administering the 1998 Unit Incentive Plan and the Deferred Compensation Plan.

  The members of the PIMCO Advisors Management Board, the Executive Committee, Audit Committee, Compensation Committee, Unit Incentive Committee and the executive officers of PIMCO Advisors are as set forth below. The terms of all PIMCO Advisors Management Board and committee members expire on April 30, 1999. PIMCO Advisors Management Board members are appointed to one-year terms.

          Name           Age                             Positions
          ----           ---                             ---------
Walter E. Auch, Sr. ....  77 Board Member, Audit Committee and Unit Incentive Committee Member
David B. Breed..........  51 Board Member
Donald A. Chiboucas.....  54 Board Member
William D. Cvengros.....  50 Board Member, Chief Executive Officer, Executive Committee
Member Walter B.
 Gerken.................  76 Board Member and Chairman
William H. Gross........  54 Board Member, Compensation Committee Member
Brent R. Harris.........  39 Board Member, Executive Committee Member
Donald R. Kurtz.........  68 Board Member, Audit Committee and Unit Incentive Committee Member
James McCaughan.........  45 Board Member
James F. McIntosh.......  57 Board Member, Audit Committee, Compensation Committee and Unit
                             Incentive Committee Member
William F. Podlich,
 III....................  54 Board Member
Glenn S. Schafer........  49 Board Member, Executive Committee Member
Thomas C. Sutton........  55 Board Member, Compensation Committee Member
William S. Thompson,      53 Board Member, Executive Committee Member, Compensation
 Jr. ...................     Committee Member
Benjamin L. Trosky......  38 Board Member
Kenneth M. Poovey.......  67 Chief Operating Officer
Stephen J. Treadway.....  51 Executive Vice President
Robert M. Fitzgerald....  47 Senior Vice President and Chief Financial Officer
Ernest L. Schmider......  41 Senior Vice President
James G. Ward...........  44 Senior Vice President and Director of Human Resources
Richard M. Weil.........  35 Senior Vice President, General Counsel and Secretary

  Set forth below is certain biographical information with respect to the persons who are the members of the PIMCO Advisors Management Board or who serve as executive officers of PIMCO Advisors or PIMCO Holdings:

  Walter E. Auch, Sr. Mr. Auch has served as a member of the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee and Unit Incentive Committee since November 1994. He currently is a management consultant. Mr. Auch was a Director of Thomson Advisory Group, Inc. ("TAG"), now Pacific Financial Products, Inc. the former general partner of PIMCO Advisors from October 1990 until November 1994. He was previously the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 to 1986. He is also a Director of Fort Dearborn Fund, Smith Barney Citicorp Advisors Fund, Smith Barney Citicorp TRAK Fund, Banyan Strategic Land Trust, Nicholas/Applegate Funds, Brinson Fund, Brinson Relationship Fund, Advisors Series Trust, Legend Properties Inc. and The Semele Group.

  David B. Breed. Mr. Breed has served as a member of PIMCO Advisors Management Board since the Consolidation of Pacific Financial Asset Management Corporation and Thomson Advisory Group LP ("TAG LP") in November 1994 (the "Consolidation"). Mr. Breed is a founder of Cadence Capital Management where he is a Managing Director and serves as CEO and CIO. From February 1988 to July 1993, he was a Managing Director and Director of Cadence Capital Management Corporation, and he was Chief Executive Officer and Chief Investment Officer thereof until November 1994.

  Donald A. Chiboucas. Mr. Chiboucas has served as a member of the PIMCO Advisors Management Board and a Managing Director of Columbus Circle Investors since the Consolidation in November 1994. Mr. Chiboucas was Senior Executive Vice President of TAG and PIMCO Advisors, a member of PIMCO Advisors Executive Operating Committee and President of Columbus Circle Investors from October 1990 until November 1994.

  William D. Cvengros. Mr. Cvengros serves as Chief Executive Officer and a member of the Management Board of PIMCO Holdings and PIMCO Advisors and is currently a member of the Executive Committee of the PIMCO Advisors Management Board. Mr. Cvengros is the Principal Executive Officer of PIMCO Holdings. He has served in his positions with PIMCO Advisors since the Consolidation in November 1994, and in his positions with PIMCO Holdings since November 1997. He was associated with Pacific Life Insurance Company from 1972 to November 1994, most recently as Vice Chairman and Chief Investment Officer. He is a Director of Furon Company and Remedy Temp.

  Robert M. Fitzgerald. Mr. Fitzgerald serves as Senior Vice President, Chief Financial Officer of PIMCO Holdings and PIMCO Advisors, and as a member of the Management Board of PIMCO Holdings. Mr. Fitzgerald is the Principal Financial and Accounting Officer of PIMCO Holdings. He has served in his positions with PIMCO Advisors since February 1995, and in his positions with PIMCO Holdings since November 1997. From April 1994 through January 1995, he served as a consultant to various companies, including Pacific Investment Management Company. From October 1991 until April 1994, he served in various senior executive positions, including President, at Mechanics National Bank.

  Walter B. Gerken. Mr. Gerken has served as Chairman of the PIMCO Advisors Management Board since the Consolidation in November 1994. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Life Insurance Company. Mr. Gerken is a Senior Advisor of the Boston Consulting Group, Inc. and serves on the Board of Directors of the W.M. Keck Foundation.

  William H. Gross. Mr. Gross has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee of the PIMCO Advisors Management Board. Mr. Gross joined Pacific Investment Management Company in June 1971, and has served there as a Managing Director since February 1982.

  Brent R. Harris. Mr. Harris has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Executive Committee of the PIMCO Advisors Management Board. Mr. Harris joined Pacific Investment Management Company in June 1985, and has served there as a Managing Director since April 1993. Mr. Harris is Chairman and Director of the PIMCO Commercial Mortgage Securities Trust, Inc.

  Donald R. Kurtz. Mr. Kurtz has served on the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee, Nominating Committee and Unit Incentive Committee of PIMCO Advisors since the Consolidation in November 1994. Mr. Kurtz was a Director of Thomson Advisory Group, Inc. from May 1992 until November 1994. From December 1994 until October 1995, he was acting Managing Director of Domestic Equity Investments at General Motors Investment Management Corp. Prior thereto, he served as Vice President or Director, Internal Asset Management at General Motors Investment Management Corp. from January 1990.

  James P. McCaughan. Mr. McCaughan has served as a member of the PIMCO Advisors Management Board since July 1998. He is a Managing Director and Chief Operating Officer of Oppenheimer Capital, a position that he has held since May 1998. From October 1996 to May 1998 Mr. McCaughan was President and Chief Executive Officer of UBS Asset Management (New York) Inc. From 1994 to 1996 Mr. McCaughan was functional adviser on institutional asset management at the UBS head office in Zurich. From 1987 to 1994 Mr. McCaughan was a managing director of UBS International Investment London Limited.

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

  William F. Podlich, III. Mr. Podlich has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Nominating Committee of the PIMCO Advisors Management Board. Mr. Podlich joined Pacific Investment Management Company in August 1969, and has served there as a Managing Director since 1982.

  Kenneth M. Poovey. Mr. Poovey serves as Chief Operating Officer of PIMCO Holdings and PIMCO Advisors, and as a member of the Management Board of PIMCO Holdings. Mr. Poovey has served as Chief Operating Officer of PIMCO Holdings and PIMCO Advisors since January 1998, and served as General Counsel to PIMCO Holdings from November 1997 to January 1999 and as General Counsel of PIMCO Advisors from November 1994 to January 1999. Mr. Poovey was a partner with the law firm of Latham & Watkins from 1980 to March 1997.

  Glenn S. Schafer. Mr. Schafer has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Executive Committee of the PIMCO Advisors Management Board. He currently serves as a Director and the President of Pacific Life Insurance Company. Mr. Schafer was the Executive Vice President and Chief Financial Officer of Pacific Life Insurance Company from April 1991 until January 1995.

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

  Thomas C. Sutton. Mr. Sutton has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee and Nominating Committee of the PIMCO Advisors Management Board. Mr. Sutton has been the Chairman and Chief Executive Officer of Pacific Life Insurance Company since January 1990. Mr. Sutton is also a Director of Edison International, Newhall Land and Farming Company and The Irvine Company.

  William S. Thompson, Jr. Mr. Thompson has served as a member of the PIMCO Advisors Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee, Nominating Committee and Chairman of the Executive Committee of the PIMCO Advisors Management Board. Mr. Thompson joined Pacific Investment Management Company in April 1993, where he has served as a Managing Director and Chief Executive Officer since that time. Mr. Thompson is Director of Spieker Properties, a real estate investment trust.

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

  Richard M. Weil. Mr. Weil is Senior Vice President, General Counsel and Secretary of PIMCO Holdings and PIMCO Advisors. Mr. Weil has served as an officer of PIMCO Advisors since joining PIMCO Advisors in March 1996, and as an officer of PIMCO Holdings since November 1997. Mr. Weil has served as General Counsel of PIMCO Advisors and PIMCO Holdings since January 1999. Mr. Weil was a Vice President in the Global Asset

Management Group of Bankers Trust Company from December 1994 through February 1996 and was associated with the law firm of Simpson, Thatcher & Bartlett from September 1989 through November 1994.

Item 11. Executive Compensation

  Prior to November 1997, PIMCO Holdings did not have any employees. During such time, the officers of Oppenheimer Capital performed the management functions on behalf of PIMCO Holdings. The current executive officers of PIMCO Holdings are also executive officers of PIMCO Advisors. The compensation of the executive officers is allocated between PIMCO Advisors and PIMCO Holdings based on the amount of services provided to each entity. The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1998 for services rendered to PIMCO Advisors in all capacities by the Chief Executive Officer of PIMCO Holdings and each of the five most highly compensated executive officers of PIMCO Holdings or PIMCO Advisors (the "Named Executive Officers"):

                                                                       Long-term Compensation
                                                                               Awards
                                                                       ------------------------
                                Annual Compensation                                 Securities      All
                           ------------------------------ Other Annual Restricted   Underlying     Other
Name and Principal               Salary          Bonus    Compensation    Unit      Options/UAR Compensation
Underlying Position(1)     Year   ($)             ($)         ($)      Awards ($)       (#)         ($)
----------------------     ---- --------       ---------- ------------ ----------   ----------- ------------
William D. Cvengros....... 1998 $509,600(2)    $1,110,000      -0-           -0-          -0-    $    3,204(4)
 Chief Executive Officer   1997  500,000        1,200,000    9,500(3)        -0-          -0-         3,324(4)
                           1996  500,000          950,000    9,500(3)        -0-          -0-         3,444(4)
Kenneth M. Poovey......... 1998 $325,000              --       --       $778,250(6)       -0-    $1,876,566(4)(7)
 Chief Operating Officer   1997  225,000(5)           --       --        756,250(6)    50,000     1,101,202(4)(7)
                           1996      -- (5)           --       --            -0-          -0-           --
Stephen J. Treadway....... 1998 $334,600(2)    $  850,000      --       $778,250(6)       -0-    $  328,204(4)(7)
 Executive Vice President  1997  309,000(8)       500,000      --            -0-          -0-       303,324(4)(7)
                           1996  196,730(5)       250,000      --        562,500(6)   100,000       303,444(4)(7)
Ernest L. Schmider........ 1998 $221,586(9)    $  756,819      --            -0-       10,000    $  181,566(4)(7)
 Senior Vice President     1997  271,748          592,768      --            -0-       10,000       188,477(4)(7)
                           1996  270,314          295,000      --            -0-       35,000       131,602(4)(7)
Robert M. Fitzgerald...... 1998 $259,600(2)    $  295,000                    -0-       26,000    $  156,566(4)(7)
 Senior Vice President and 1997  234,500(8)       339,000      --            -0-       10,000       187,102(4)(7)
 Chief Financial Officer   1996  209,500(10)      220,000      --            -0-          -0-        30,000(7)
Richard M. Weil........... 1998 $259,600       $  250,000                    -0-       22,500    $  201,566(4)(7)
 Senior Vice President and 1997  234,500(8)       200,000      --            -0-       10,000       226,602(4)(7)
 General Counsel           1996  166,667(5)(8)     91,167      --            -0-       22,000        75,000(7)

--------
(1) During fiscal year 1997, George A. Long served as the Chairman and Chief Executive and Investment Officer of Oppenheimer Capital. In such capacities, Mr. Long performed management functions on behalf of PIMCO Holdings. Mr. Long's salary for his services in such capacities in the fiscal years ended April 30, 1997 and 1996 was $350,000 and $350,000, respectively, and his bonus compensation during such periods was $3,573,000 and $3,825,000, respectively.

(2) The salary amount includes amounts deferred under the PIMCO Advisors 401(k) Savings and Investment Plan of $10,000 and a $9,000 Company match.

(3) Represents a bonus paid in lieu of the employer contribution to the PIMCO Advisors 401(k) Savings and Investment Plan.

(4) Includes the premiums on term life insurance and long-term disability.

(5) Mr. Treadway joined PIMCO Advisors in May 1996, and his 1996 salary reflects a partial year of service. Mr. Weil joined PIMCO Advisors in March 1996, and his 1996 salary reflects a partial year of service. Mr. Poovey joined PIMCO Advisors in April 1997 and his 1997 salary reflects a partial year of service.

(6) In the year ended December 31, 1998, Mr. Poovey was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three year period, pay distributions quarterly and had an aggregate value of $778,250 at December 31, 1998. In the year ended December 31, 1997, Mr. Poovey was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three-year period, pay distributions quarterly and had an aggregate value of $756,250 at December 31, 1997. In the year ended December 31, 1998, Mr. Treadway was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three year period, pay distributions quarterly and had an aggregate value of $778,250 at December 31, 1998. In the year ended December 31, 1997, Mr. Treadway was awarded 25,000 PIMCO Advisors units. These units vest over a five year period, pay distributions quarterly and had an aggregate value of $562,500 at December 31, 1996.

(7) Includes amounts deferred under PIMCO Holdings' Executive Deferred Compensation Plan.

(8) The salary and bonus amounts include amounts deferred in the PIMCO Advisors 401(k) Savings and Investment Plan of $9,500 for Mr. Fitzgerald and Mr. Weil and $9,000 for Mr. Treadway for 1997.

(9) The salary and bonus for Mr. Schmider include the amounts deferred under the Pacific Investment Management Company Employee Savings Plan of $8,000 and an $8,000 Company match and $13,586 in the Employee Retirement Plan.

(10) The salary and bonus amounts for Mr. Fitzgerald include amounts deferred in the PIMCO Advisors 401(k) Savings and Investment Plan of $9,500 for 1996.

  Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of PIMCO Holdings, officers or employees of the general partner of PIMCO Holdings who perform policy making functions for PIMCO Holdings, and persons who own more than ten percent of the units of PIMCO Holdings to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of units of PIMCO Holdings. To the best of PIMCO Holdings knowledge, during the year ended December 31, 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with.

Option Grants in Fiscal Year 1998

  The following table provides information concerning individual grants of options and deferred units to the Named Executive Officers in the year ended December 31, 1998.

                                                                                   Potential Realizable
                                                                                           Value
                                           Individual Grants                      At Assumed Annual Rates
                         ------------------------------------------------------ Of Unit Price Appreciation
                         Deferred Units   Percent Of                                  For Option Term
                          and Options    Total Options  Exercise Per Expiration ---------------------------
Name                       Granted (#)  Granted in 1998  Unit Price     Date         5%           10%
----                     -------------- --------------- ------------ ---------- ------------ --------------
William D. Cvengros.....          0           0.0             --           --            --             --
Kenneth M. Poovey.......     25,000           1.6           (1)            --            --             --
Stephen J. Treadway.....     25,000           1.6           (2)            --            --             --
Ernest L. Schmider......     10,000           0.6         $34.625    3/16/2008  $    217,755 $      551,833
Robert M. Fitzgerald....     26,000           1.6         $34.625    3/16/2008  $    566,162 $    1,434,767
Richard M. Weil.........     22,500           1.4         $34.625    3/16/2008  $    489,948 $    1,241,625

--------
(1)Deferred Unit grant which vests 33% per year beginning December 31, 1998. As of December 31, 1998 8,333 units are vested.

(2)Deferred Unit grant which vests 20% per year beginning December 31, 1998. As of December 31, 1998, 5,000 units are vested.

Aggregated Option/UAR Exercises in Last Fiscal Year and Fiscal Year-End Option/UAR Values

  The following table provides information on option exercises in 1998 by the Named Executive Officers, and the value of unexercised options held by each Named Executive Officer at December 31, 1998.

                                               Number of Units
                                                  Underlying
                                                 Unexercised      In-The-Money
                           Units                 Options/UARs     Options/UARs
                         Acquired     Value      at-FY-End(#)     At FY-End($)
                        On Exercise  Realized  Exercisable(E)/  Exercisable(E)/
         Name               (#)        ($)     Unexercisable(U) Unexercisable(U)
         ----           ----------- ---------- ---------------- ----------------
William D. Cvengros...    200,000   $3,994,000     200,000 (E)   $3,159,000 (E)
                                                       -0- (U)          --  (U)
Kenneth M. Poovey.....     10,000   $   83,025      10,000 (E)   $   93,150 (E)
                                                    30,000 (U)   $  279,450 (U)
Stephen J. Treadway...     17,797   $  576,200      20,000 (E)   $  263,100 (E)
                                                    40,000 (U)   $  526,200 (U)
Ernest L. Schmider....      5,704   $  179,700      47,000 (E)   $  643,535 (E)
                                                    28,000 (U)   $  221,940 (U)
Robert M. Fitzgerald..     10,664   $  364,635      15,200 (E)   $  136,190 (E)
                                                    32,800 (U)   $  152,700 (U)
Richard M. Weil.......          0          --       21,700 (E)   $  215,510 (E)
                                                    32,800 (U)   $  171,190 (U)

Compensation of Management Board Members

  PIMCO Advisors pays members of the PIMCO Advisors Management Board who are not employees of PIMCO Holdings, PIMCO Advisors, one of the investment management group subsidiaries or Pacific Life Insurance Company a $20,000 annual retainer plus $750 per in person meeting ($250 per conference call meeting) of the PIMCO Advisors Management Board attended and for each meeting of a committee of the PIMCO Advisors Management Board. Members who are employees of PIMCO Holdings, PIMCO Advisors, one of its investment management group subsidiaries or Pacific Life Insurance Company are not entitled to any additional compensation for their services as PIMCO Advisors Management Board members. Pursuant to the terms of the 1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "1998 Plan"), the non employee members of the Management Board may elect to receive restricted PIMCO Holdings units or PIMCO Advisor Units in lieu of such retainer, with such restricted units valued at 91% of fair market value on the date of issuance. Each of the members of the Management Board of PIMCO Holdings is an executive officer of PIMCO Holdings and PIMCO Advisors and, as such, does not receive any compensation as a member of the Management Board of PIMCO Holdings.

Compensation of General Partner

  The general partners of PIMCO Holdings and PIMCO Advisors receive no compensation from PIMCO Holdings or PIMCO Advisors for services rendered to PIMCO Holdings or PIMCO Advisors as a general partner. Rather, the general partners' interests in profits and losses of PIMCO Holdings and PIMCO Advisors are based on their interest in PIMCO Holdings and PIMCO Advisors, respectively. Upon liquidation, the liquidating distributions to the general partners will be based on the number of PIMCO Holdings units and PIMCO Advisors units each holds. Each general partner is reimbursed for all direct expenses paid by it on behalf of PIMCO Advisors, for all expenses incurred by it in connection with the business and affairs of PIMCO Advisors and, in the case of PIMCO Holdings as the public general partner for all expenses (other than taxes).

Compensation Pursuant to Contract

  William D. Cvengros, the Chief Executive Officer of PIMCO Holdings and PIMCO Advisors and a member of the PIMCO Advisors Management Board and the Executive Committee, was party to an employment agreement with PIMCO Advisors, the term of which was extended through December 31, 1998 by the Management Board of PIMCO Advisors in January 1997. Under the agreement, Mr. Cvengros received an annual base salary of $500,000 and a guaranteed annual bonus of $500,000. Mr. Cvengros was also eligible to receive a discretionary bonus pursuant to the agreement in the target range of $200,000 to $500,000 (which amount may have been increased or decreased upon the recommendation of the Executive Committee and the approval of the PIMCO Advisors Management Board). PIMCO Advisors granted Mr. Cvengros options to purchase up to 400,000 PIMCO Advisors units under the PIMCO Advisors 1994 Unit Option Plan. In 1994, Mr. Cvengros was also granted 200,000 restricted PIMCO Advisors units.

  Kenneth M. Poovey, Chief Operating Officer of PIMCO Holdings and PIMCO Advisors, and PIMCO Advisors has agreed to a compensation arrangement, pursuant to which Mr. Poovey receives an annual base salary of $325,000. Mr. Poovey is also eligible to receive a bonus. In May 1997, PIMCO Advisors granted Mr. Poovey 25,000 restricted PIMCO Advisors units vesting over a three year period. In March 1998, Mr. Poovey was granted 25,000 restricted PIMCO Advisors units, which will also vest over a three year period. PIMCO Advisors granted Mr. Poovey options to purchase up to 50,000 PIMCO Advisors units, which will vest over a period of five years. PIMCO Advisors also paid Mr. Poovey a $100,000 relocation loan which will be forgiven over five years subject to certain conditions. At December 31, 1998, the loan had an outstanding balance of $80,000.

  In July 1996, PIMCO Advisors made a $250,000 relocation loan to Robert M. Fitzgerald, Senior Vice President and Chief Financial Officer of PIMCO Advisors and PIMCO Holdings. The loan bears interest at 8% per annum, and $200,000 of the principal and interest thereon will be forgiven over three years subject to continued employment. At December 31, 1998, the loan had an outstanding principal balance of $66,667.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

  Compensation awards for executive officers of PIMCO Holdings are determined by the PIMCO Advisors Compensation Committee. The members of the Compensation Committee are Messrs. Gross, McIntosh, Sutton and Thompson. Equity based awards for the executive officers of PIMCO Holdings are determined by the PIMCO Advisors Unit Incentive Committee and the Management Board at PIMCO Holdings. The members of the Unit Incentive Committee are Messrs. Auch, Kurtz, and McIntosh, each of whom were appointed to the Unit Incentive Committee of PIMCO Advisors in November 1997. None of the members of the Compensation Committee or the Unit Incentive Committee have served as an officer or otherwise been engaged as an employee of PIMCO Holdings.

Employee Benefit Plans.

  1998 Unit Incentive Plan. The 1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "1998 Plan") provides for the grant of options and the award of deferred and restricted units to any key employee or consultant of PIMCO Advisors or any of its present or future subsidiaries. Generally the 1998 Plan provides for awards of limited partner units of PIMCO Holdings, although participants who are eligible to be partners of PIMCO Advisors may elect to receive units of PIMCO Advisors upon exercise of options. The 1998 Plan is administered by the Unit Incentive Committee of the Management Board of PIMCO Advisors and the Management Board of PIMCO Holdings. The Committee is authorized to select the individuals to whom awards are to be granted and to determine the number of units to be subject to grants and awards and the terms and conditions of the grants and awards, upon the recommendation of Management consistent with the 1998 Plan.

  The 1998 Plan provides for awards of options, deferred units and restricted units. Option awards generally entitle the participant to acquire a stated number of limited partnership units at one or more dates in the future, upon satisfaction of vesting and other requirements, for a stated consideration or "exercise price" per unit. Deferred unit awards generally entitle the participant to be issued a stated number of limited partnership units at one or more dates in the future, upon satisfaction of vesting and other requirements, and additional limited partnership units based on distributions paid by PIMCO Advisors during the period prior to vesting. Restricted unit awards provide for a stated number of limited partnership units to be issued and held in escrow until the fulfillment of vesting requirements. Regular distributions paid in respect of the limited partnership units held in the escrow are distributed to the participant. The 1998 Plan provides that Non-Employee Board Members may elect to receive all or a portion of their annual retainer fee in the form of limited partnership units. Limited partnership units issued in respect of a retainer fee are issued on the date that the retainer fee would otherwise have been paid, and are valued at 91% of the fair market value of the limited partnership units on the date of issuance.

  The total number of limited partnership units subject to the 1998 Plan is the sum of (i) the number of units underlying awards assumed under the previous unit based incentive plans and, (ii) two percent of the outstanding PIMCO Advisors general partner and limited partner units on January 1 of each year beginning January 1, 1998, on a cumulative basis. Each year on January 1, the number of limited partnership units subject to the 1998 Plan will increase by a number of units equal to two percent of the PIMCO Advisors units outstanding on that date. On December 31, 1998, 11,484,346 units were authorized for issuance under the 1998 Plan. On January 1, 1999 the number of units authorized for issuance under the 1998 increased 2,225,923 to 13,710,268.

  Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "Deferred Compensation Plan") is an unfunded nonqualified deferred compensation plan pursuant to which a portion of compensation otherwise payable to certain eligible employees will be subject to mandatory deferral, and pursuant to which eligible employees may elect to defer additional amounts of compensation. The Deferred Compensation Plan was adopted by each of PIMCO Holdings and PIMCO Advisors effective January 1, 1998, as an amendment and restatement of a similar plan of PIMCO Advisors adopted effective December 1, 1996. An employee's eligibility to participate in the Deferred Compensation Plan is determined based on that employee's estimated compensation for the plan year in question. Employees with estimated compensation in excess of $250,000 (as adjusted for inflation) for a plan year are eligible to participate in the Deferred Compensation Plan. Estimated compensation is based on the sum of the employee's annual base salary rate determined as of the first day of the plan year (or the first day of employment, if employment begins during a plan year) and his estimated bonus compensation, generally determined based on bonus compensation for services rendered during the most recent plan year. Participation in the Deferred Compensation Plan consists of a mandatory component and a voluntary component, determined based on the level of an eligible employee's equity holdings in PIMCO Advisors and PIMCO Holdings. Participation is mandatory for an eligible employee whose equity holdings are less than his estimated compensation for that plan year, unless the employee's estimated compensation is greater than $1 million, in which case participation is mandatory unless the employee's equity holdings are greater than twice his estimated compensation for that plan year. Eligible employees who are not required to participate may voluntarily elect to defer a portion of their compensation pursuant to the Deferred Compensation Plan.

  Employees for whom participation is mandatory are subject to deferrals of cash compensation according to the following schedule: (i) 10% of cash compensation in excess of $250,000 up to $500,0000; (ii) 30% of cash compensation in excess of $500,000 up to $1,000,000; and (iii) 30% of all cash compensation in excess of $1,000,000. Participating employers may upon adopting the plan or in the third quarter of any plan year specify percentages and amounts in excess of those set forth above to be effective for the following plan year; provided, that the percentage of compensation in excess of $1,000,000 required to be deferred may not exceed 50%, and the aggregate amount of compensation required to be deferred may not exceed 40% of the participant's total compensation. An eligible employee who receives an award of restricted units may elect to defer the receipt of the restricted units upon their vesting, whether or not the employee is otherwise a participant during that plan year. The issuer of the restricted units to be deferred shall issue and deliver such units to the trustee of the Deferred Compensation Plan, which shall allocate such units to the participant's unit award deferral subaccount for the plan year in which the participant received the award, as provided below. Each month, the trustee of the Deferred Compensation Plan will sell for cash any assets other than limited partner units in PIMCO Advisors credited to the deferral accounts and use the proceeds to acquire limited partner units in PIMCO Advisors from PIMCO Advisors. The purchase price of the limited partner units in PIMCO Advisors is (i) 85% of fair market value for cash attributable to deferral subaccounts of current employees which are "discount subaccounts" and contribution subaccounts of current employees and
(ii) 100% of fair market value for cash attributable other deferral subaccounts and contribution subaccounts. The Deferred Compensation Plan is administered, by the Unit Incentive Committee of the PIMCO Advisors Management Board.

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

                              PIMCO      Percentage of      PIMCO      Percentage of
                          Holdings Units     PIMCO      Advisors Units     PIMCO
                           Beneficially  Holdings Units  Beneficially  Holdings Units
                           Owned(1)(2)    Outstanding    Owned(1)(3)   Outstanding(4)
                          -------------- -------------- -------------- --------------
Five Percent Holders
PIMCO Partners, G.P.
 ("PGP") (5)............           0             *        39,415,420       35.41
Pacific Life Insurance
 Company ("Pacific
 Life") (6).............           0             *        56,071,170       50.38
Pacific Asset Management
 LLC ("PAM") (6)........           0             *        56,071,170       50.38
PIMCO Holding LLC
 ("PIMCO LLC") (7)......           0             *        39,415,420       35.41
PIMCO Partners, LLC
 ("PPLLC") (8)..........           0             *        39,557,900       35.54
Pacific Financial
 Products, Inc.
 (formerly Thomson
 Advisory Group)
 ("PFP")................           0             *        14,380,217       12.92
William R. Benz, II
 (9)....................      94,000             *        39,557,900       35.54
Christopher P. Dialynas
 (9)....................      10,300             *        39,557,900       35.54
William H. Gross
 (9)(10)................     675,356          1.39        39,557,900       35.54
John L. Hague (9).......     230,000             *        39,557,900       35.54
Brent R. Harris (9).....     230,000             *        39,557,900       35.54
Dean S. Meiling (9).....     230,000             *        39,557,900       35.54
James F. Muzzy (9)......     230,000             *        39,557,900       35.54
William F. Podlich, III
 (9)....................      16,000             *        39,621,900       35.60
William C. Powers (9)...     151,435             *        39,557,900       35.54
Lee R. Thomas (9).......      49,006             *        39,557,900       35.54
William S. Thompson, Jr.
 (9)(11)................     230,000             *        39,557,900       35.54
Benjamin L. Trosky (9)..      69,255             *        39,557,900       35.54
Named Executive Officers
 Not Included Above
William D. Cvengros.....     205,000             *           360,000           *
Kenneth M. Poovey.......      10,000             *           123,459           *
Robert M. Fitzgerald....      24,264             *                 0           *
Stephen J. Treadway.....      37,797             *             5,000           *
Ernest L. Schmider......       6,204             *                 0           *
Richard M. Weil.........      22,200             *                 0           *
                             -------                      ----------
All directors and
 executive officers as a
 group persons
 (6 persons)............     305,465             *           488,459           *

--------
  * Less than 1%
 (1) Each of the persons and entities listed disclaims beneficial ownership of any units except to the extent that it has a pecuniary interest in such units.

 (2) Includes options exercisable within sixty days of February 1, 1999.

 (3) Does not include units underlying options which may be exercised for either units of limited partner interest in PIMCO Advisors or PIMCO Holdings units exercisable within sixty days of February 1, 1999, which are reflected in the column titled "PIMCO Holdings Units Beneficially Owned."

 (4) Assumes exchange of all units of limited partner interest in PIMCO Advisors for PIMCO Holdings units.

 (5) Includes 39,410,321 PIMCO Advisors units held of record by PGP and 5,099 units general partner interest in PIMCO Holdings.

 (6) Includes 39,415,420 PIMCO Advisors units held of record by PGP, which maybe deemed to be beneficially owned by Pacific Life and PAM, because PIMCO LLC is a general partner of PGP and is a wholly-owned subsidiary of PAM which is wholly-owned subsidiary of Pacific Life. Also includes an aggregate of 16,655,750 PIMCO Advisors units issued as follows: Pacific Financial Products, Inc. (formerly Thomson Advisory Group Inc.) (14,380,217 units), CCM LLC (508,258 units), NFJ LLC (306,204 units),
     Cadence Partners L.P. (637,000 units), Parametric Partners L.P. (393,860 units), NFJ Partners L.P. (430,211 units) which may be deemed beneficially owned by PAM because Pacific Financial Products, CCM LLC, NFJ LLC and PPA LLLC are wholly-owned subsidiaries of PAM and CCM LLC, NFJ LLC and PPA LLC are the general partners of Cadence Partners L.P., NFJ Partners L.P. and Parametric Partners L.P., respectively. As general partners they have shared investment and disposition powers with respect to the units held by Cadence Partners L.P., NFJ Partners L.P. and Parametric Partners L.P.

 (7) Includes 39,415,420 PIMCO Advisors units held of record by PGP, which may be deemed to be owned by PIMCO LLC because PIMCO LLC is a general partner of PGP.

 (8) Includes (i) 142,480 PIMCO Advisors units held of record by PPLLC and
     (ii) 39,415,420 PIMCO Advisors units held of record by PGP and which may be deemed to be beneficially owned by PPLLC, which is a general partner of PGP.

 (9) Includes the following which may be deemed to be beneficially owned by the individual as a member of PPLLC: (i) 142,480 PIMCO Advisors units of PIMCO Advisors held of record by PPLLC, and (ii) 39,415,420 PIMCO Advisors units held of record by PGP, and which may be deemed to be beneficially owned by PPLLC as a general partner of PGP.

(10) Includes units held by members of Mr. Gross' family and a family trust which Mr. Gross is a trustee, as to which he may be deemed to be the beneficial owner.

Item 13. Certain Relationships and Related Transactions

Relationship Between PIMCO Holdings and PIMCO Advisors

 Operating Agreement

  PIMCO Holdings and PIMCO Advisors are party to an Operating Agreement (the "Operating Agreement") which, together with the PIMCO Advisors Partnership Agreement, governs the ongoing relationship of PIMCO Holdings and PIMCO Advisors. Pursuant to the Operating Agreement, PIMCO Holdings has agreed to take actions from time to time so as to ensure that the number of its outstanding units is at all times equal to the number of PIMCO Advisors units held by PIMCO Holdings and its subsidiaries which are allocable to the limited partner interests in PIMCO Holdings. The Operating Agreement provides that upon any issuance of PIMCO Holdings units, PIMCO Holdings shall contribute the consideration, if any, received by PIMCO Holdings for such PIMCO Holdings units to PIMCO Advisors in exchange for PIMCO Advisors units equal in number to the number of such PIMCO Holdings units.

  The Operating Agreement provides that PIMCO Holdings shall take such actions to insure that the number of outstanding PIMCO Holdings units is at all times equal to the number of PIMCO Advisors units held by PIMCO Holdings. Under the Operating Agreement upon the issuance of PIMCO Holdings units, PIMCO Holdings is required to contribute the consideration received by PIMCO Holdings to PIMCO Advisors in exchange for PIMCO Advisors units in an equal number to the number of PIMCO Holdings units issued. The Operating Agreement provides that PIMCO Holdings assumes and agrees to perform the obligations of PIMCO Advisors under: (i) the PIMCO Advisors unit based incentive plans; (ii) the Exchange Rights issued by PIMCO Advisors in the Opgroup Transaction; and (iii) the 1994 Registration Rights Agreement and the 1997 Registration Rights Agreement (each as described under "Registration Rights Agreements").

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

 Exchange Opportunities for PIMCO Advisors Unitholders

  PIMCO Holdings intends, twice each year at such times as may be permitted under the PIMCO Advisors Partnership Agreement, to offer holders of PIMCO Advisors units the opportunity to exchange those units for PIMCO Holdings units on a one for one basis. During a "Semiannual Exchange Period", subject to certain conditions, PIMCO Holdings may make registered exchange offers for PIMCO Advisors units, pursuant to which the holders of PIMCO Advisors units may exchange their units for PIMCO Holdings units. The first Semiannual Exchange Period of a year, if any, begins following the issuance of the year end financial statements but no earlier than March 15 and ends no later than July 31 of such year, and the second Semiannual Exchange Period, if any, begins following the issuance of the financial statements for the first six months of such year but no earlier than August 15 and ends no later than December 31 of such year. A Semiannual Exchange Period lasts twenty business days or a greater number of days if required by the Exchange Act. The PIMCO Advisors Partnership Agreement provides that, except for certain transfers of PIMCO Advisors units that are specified as being exempt, no PIMCO Advisors units may be transferred except during two "Semiannual Transfer Periods" each year. During the Semiannual Transfer Periods, subject to certain notice provisions, PIMCO Advisors units may be transferred to other persons qualified under the PIMCO Advisors Partnership Agreement to hold PIMCO Advisors units. A Semiannual Transfer Period is the last five of the ten business days immediately following the end of the Semiannual Exchange Period.

  PIMCO Holdings anticipates effecting this exchange in a manner which will result in the issuance and resale (in the case of affiliates of PIMCO Holdings) of the newly issued PIMCO Holdings units which will be registered under the Securities Act of 1933, as amended. On May 19, 1998 PIMCO Holdings filed a Registration Statement on Form S-4 (the "Shelf Registration") which registered 10,000,000 units of limited partnership interest of PIMCO Holdings to be issued from time to time in connection with the exchange offer. During the year ended December 31, 1998, there were two Semiannual Exchange Offers during which an aggregate of 1,570,378 PIMCO Holdings units were exchanged for PIMCO Advisors units under the Shelf Registration.

 Expense Reimbursement

  In accordance with the PIMCO Advisors Partnership Agreement, PIMCO Advisors pays all of the expenses (other than taxes) of PIMCO Holdings. See "Executive Compensation Compensation of General Partner."

PGP Indebtedness

  The operations of PIMCO Advisors may be affected by the terms of the $130 million of indebtedness owed by PGP. Although this indebtedness does not constitute an obligation of PIMCO Advisors or any of its subsidiaries, and the documents governing the indebtedness are not binding on PIMCO Advisors or any of its subsidiaries, the terms of the indebtedness require PGP to cause PIMCO Advisors to observe certain operating restrictions. The operating restrictions, which remain in effect until the debt matures in 2001 if the debt is not prepaid, include, among other things, cash flow and interest coverage requirements and restrictions on incurrence of indebtedness and liens, investments, asset sales, mergers and consolidations, affiliate transactions, issuance of additional PIMCO Advisors units and amendment of the PIMCO Advisors Partnership Agreement. The indebtedness is non-recourse to PGP and is secured by, among other things, a pledge of certain PIMCO Advisors units owned by PGP. Management of PGP has informed PIMCO Advisors that it is currently in discussions with its lenders concerning a modification to the indebtedness involving the substantial elimination of covenants governing the operations of PIMCO Advisors. There can be no assurances that any final agreement with respect to these matters will be reached, or as to the terms of any such possible arrangements if an agreement were reached.

Withdrawal and Removal of a General Partner of PIMCO Holdings or PIMCO
Advisors

  The PIMCO Holdings Partnership Agreement provides that, except under certain limited exceptions, the general partner of PIMCO Holdings may withdraw as general partner of PIMCO Holdings only if (i) such withdrawal is approved by holders of a majority of PIMCO Holdings units and the general partner makes a Partnership Assignment Determination, and (ii) counsel renders a Partnership Limited Liability Determination and a Partnership Tax Determination (each as defined in the PIMCO Holdings Partnership Agreement). The general partner may be removed by a vote of holders of PIMCO Holdings units holding 80% or more of all outstanding PIMCO Holdings units if a successor general partner is appointed, counsel makes a Partnership Limited Liability Determination and a Partnership Tax Determination, the general partner makes a Partnership Assignment Determination and such removal is approved by the successor general partner. Also, interests in the general partner may be sold or transferred without any prior approval or consent of the holders of PIMCO Holdings units.

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

Contribution Agreement

  In connection with the acquisition of the investment advisory assets of Opgroup, Opfin, Opgroup, PIMCO Advisors and Value Advisors LLC entered into a contribution agreement (the "Contribution Agreement") pursuant to which Opgroup, then a subsidiary of PIMCO Advisors, caused its subsidiary Opfin to contribute (i) the ownership of Value Advisors LLC and the one percent general partner interest in PIMCO Holdings to PIMCO Advisors, and then (ii) Opfin's 32.4% managing general partner interest in Oppenheimer Capital and the one percent general partner interests in three subsidiaries of Oppenheimer Capital to Value Advisors LLC (then a subsidiary of PIMCO Advisors). In exchange for these contributions, Opfin received 6.0 million PIMCO Advisors Class C units of limited partner interest. Each PIMCO Advisors Class C unit of limited partner interest is entitled to the same proportionate share of profits, losses and distributions as a PIMCO Advisors Class A unit of limited partner interest, but with a minimum priority distribution of $2.75 per year and a maximum distribution of $3.00 per year, or $0.75 per quarter subject to a catch up on an annual basis.

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

                                    PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1) Financial Statements.

  Financial Statements of the registrant are listed in "Index to Financial Statements" on page 35 and are filed as part of this Report.

  (2) Financial Statement Schedules.

  There are no Financial Statement Schedules of the registrant filed as part of this Report.

  (3) Exhibits.

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1    Amended and Restated Agreement of Limited Partnership of PIMCO
         Advisors Holdings L.P. dated June 30, 1998 (Incorporated by reference to PIMCO Advisors Holdings L.P.'s Proxy Statement filed May 19, 1998)
  3.1.1  Amendment to Amended and Restated Agreement of Limited Partnership of
         PIMCO Advisors Holdings L.P. dated November 4, 1997 (Incorporated by reference to Exhibit 3.1.1 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  3.1.2  Assignment of General Partner Interest and Amendment to Amended and
         Restated Agreement of Limited Partnership of PIMCO Advisors Holdings
         L.P. dated November 4, 1997 (Incorporated by reference to Exhibit
         3.1.2 of PIMCO Advisors Holdings L.P.'s Registration Statement No.
         333-39585 on Form S-1)
  3.1.3  Assignment of General Partner Interest and Amendment to Amended and
         Restated Agreement of Limited Partnership of PIMCO Advisors Holdings
         L.P. dated November 4, 1997 (Incorporated by reference to Exhibit
         3.1.3 of PIMCO Advisors Holdings L.P.'s Registration Statement No.
         333-39585 on Form S-1)
  3.1.4  Amendment to Amended and Restated Agreement of Limited Partnership
         Agreement of PIMCO Advisors Holdings L.P. dated November 4, 1997
         (Incorporated by reference to Exhibit 3.1.4 of PIMCO Advisors Holdings
         L.P.'s Registration Statement No. 333-39585 on Form S-1)
  3.1.5  Amendment to Amended and Restated Limited Partnership Agreement of
         PIMCO Advisors Holdings L.P. dated December 1, 1997 (Incorporated by reference to Exhibit 3.1.5 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  3.1.6  Amendment to Amended and Restated Limited Partnership Agreement of
         PIMCO Advisors Holdings L.P. dated December 1, 1997 (Incorporated by reference to Exhibit 3.1.6 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-39585 on Form S-1)
  4.1    Form Certificate of Limited Partnership Units (Incorporated by
         reference to Exhibit 4.1 of Registrant's Annual Report on Form 10-K
         for the year ended December 31, 1997)
 10.1    Acquisition Agreement dated August 17, 1995 among Oppenheimer Capital,
         Quest for Value Advisors, Quest for Value Distributors and Oppenheimer
         Management Corporation (Incorporated by reference to Exhibit 10.1 of the PIMCO Advisors Holdings L.P.'s Form 10-Q for the fiscal quarter ended October 31, 1995)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.2    Form of Indemnification Agreement executed by certain officers of the
         Registrant and certain directors of Thomson McKinnon Asset Management
         Inc. (Incorporated by reference to Exhibit 10.21 of Thomas McKinnon
         Asset Management L.P.'s Report No. 33-17227 on Form 10-Q for the
         fiscal quarter ended June 30, 1990)
 10.3    Form of Indemnification Agreement executed by certain directors of
         Thomson Advisory Group, Inc. (Incorporated by reference to Exhibit
         10.22 of Thomson Advisory Group L.P.'s Report No. 33-17227 on Form 10-
         Q for the quarter ended September 30, 1990)
 10.3.1  Form of Amendment No. 1 to Indemnification Agreement (Incorporated by
         reference to Exhibit 10.46 of Thomson Advisory Group L.P.'s Report No.
         33-17227 on Form 10-Q for the fiscal quarter ended March 31, 1991)
 10.4    Registration Rights Agreement dated as of November 15, 1994, among the
         Funds, PFAMCo Partners and Individuals (as such terms are defined therein) (Incorporated by reference to PIMCO Partners G.P.'s Schedule
         13D filed November 25, 1994)
 10.5    Amended and Restated Operating Agreement between PIMCO Advisors L.P.
         and PIMCO Advisors Holdings L.P. dated January 1, 1998 (Incorporated by reference to Exhibit 10.6 of Registrant's Annual Report on Form 10-
         K for the year ended December 31, 1997)
 10.6    Amended and Restated Agreement of Limited Partnership of PIMCO
         Advisors L.P. dated December 31, 1997 (Incorporated by reference to
         Exhibit 10.7 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)
 10.7    Agreement and Plan of Merger dated November 4, 1997 (Opgroup
         Transaction) (Incorporated by reference to Exhibit 10.1 of PIMCO
         Advisors L.P.'s Report on Form 8-K/A dated November 4, 1997)
 10.8    Put Right dated November 4, 1997 (Incorporated by reference to Exhibit
         10.2 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated November 4,
         1997)
 10.9    Exchange Right dated November 4, 1997 (Incorporated by reference to
         Exhibit 10.3 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated
         November 4, 1997)
 10.10   Note Agreement dated November 4, 1997 (Incorporated by reference to
         Exhibit 10.4 of PIMCO Advisors L.P.'s Report on Form 8-K/A dated
         November 4, 1997)
 10.11   Contribution Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.5 of PIMCO Advisors L.P.'s Report on Form 8-
         K/A dated November 4, 1997)
 10.12   Certificate of Long Term Indemnity Indebtedness dated November 4, 1997
         (Incorporated by reference to Exhibit 10.6 of PIMCO Advisors L.P.'s
         Report on Form 8-K/A dated November 4, 1997)
 10.13   Amended and Restated Release and Indemnity Agreement dated November 4,
         1997 (Incorporated by reference to Exhibit 10.65 of PIMCO Advisors
         Holdings L.P.'s Registration Statement No. 333-

 Exhibit
   No.                                 Description
 -------                               -----------
 10.14   Amended and Restated Tax Indemnity Agreement dated November 4, 1997
         (Incorporated by reference to Exhibit 10.66 of PIMCO Advisors Holdings
         L.P.'s Registration Statement No. 333- 39585 on Form S-1)
 10.15   Registration Rights Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.7 of PIMCO Advisors L.P.'s Report on Form 8-
         K/A dated November 4, 1997)
 10.16   Agreement and Plan of Merger dated November 4, 1997 (Oppenheimer
         Capital Merger) (Incorporated by reference to Exhibit 10.68 of PIMCO
         Advisors Holdings L.P.'s Registration Statement No. 333-39585 on Form
         S-1)
 10.17   First Amendment to Agreement and Plan of Merger dated as of November
         4, 1997 (Oppenheimer Capital Merger) (Incorporated by reference to
         Exhibit 10.69 of PIMCO Advisors Holdings L.P.'s Registration Statement
         No. 333-39585 on Form S-1)
 10.18   Amended and Restated Unit Purchase Agreement dated November 4, 1997
         (Incorporated by
         Reference to Exhibit 10.70 of PIMCO Advisors Holdings L.P.'s
         Registration Statement No. 333-
         39585 on Form S-1)
 10.19   Restructuring Contribution and Issuance Agreement dated December 31,
         1997 (Incorporated by reference to Exhibit 10.20 of Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997)
 10.20   Written Action dated November 4, 1997 (Delegation to the Management
         Board of PIMCO Advisors Holdings L.P.) (Incorporated by reference to
         Exhibit 10.21 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997)
 10.21   Written Action dated November 28, 1997 (Delegation to the Management
         Board of PIMCO Advisors L.P.) (Incorporated by reference to Exhibit
         10.22 of Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1997)
 10.22   1997 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO
         Advisors L.P. (Incorporated by reference to Exhibit 10.1 of PIMCO
         Advisors Holdings L.P.'s Registration Statement No. 333-43201 on Form
         S-8)
 10.23   Profit Sharing Plan for Pacific Investment Management Company
         (Incorporated by reference to Exhibit 10.5 of PIMCO Advisor's Report on Form 10-K for the fiscal year ended December 31, 1994)
 10.24   Profit Sharing Plan for Columbus Circle Investors (Incorporated by
         reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated
         July 11, 1994)
 10.25   PIMCO Advisors L.P. 401(k) Savings and Investment Plan (Incorporated
         by reference to Exhibit 10.10 of Thomson Advisory Group L.P.'s Report
         on Form 10-K for the fiscal year ended December 31, 1991)
 10.25.1 First Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.10(b) of
         Thomson Advisory Group L.P.'s Report on Form 10-K for the fiscal year ended December 31, 1993)
 10.25.2 PIMCO Advisors L.P. 401(k) Savings and Investment Plan Submitter
         Amendment (Incorporated by reference to Exhibit 10.10(c) of Thomson
         Advisory Group L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1993)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.25.3 Third Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.18(E) of
         PIMCO Advisors L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1994)
 10.25.4 Fourth Amendment to the PIMCO Advisors L.P. 401(k) Savings and
         Investment Plan (Incorporated by reference to Exhibit 10.18(F) of
         PIMCO Advisor L.P.'s Report on Form 10-K for the fiscal year ended
         December 31, 1994)
 10.26   Employment Agreement: David B. Breed (Incorporated by reference to
         Exhibit 10.25 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.27   Employment Agreement: William D. Cvengros (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.28   Employment Agreement: Donald A. Chiboucas (Incorporated by reference from Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11,
         1994)
 10.29   Employment Agreement: William H. Gross (Incorporated by reference to
         Exhibit 10.26 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.30   Employment Agreement: Brent R. Harris (Incorporated by reference to
         Exhibit 10.28 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.31   Employment Agreement: William F. Podlich, III (Incorporated by
         reference to Exhibit 10.31 of PIMCO Advisors L.P.'s Report on Form 10-
         K for the fiscal year ended December 31, 1996)
 10.32   Employment Agreement: William S. Thompson, Jr. (Incorporated by
         reference to Exhibit 10.32 of PIMCO Advisors L.P.'s Report on Form 10-
         K for the fiscal year ended December 31, 1996)
 10.33   Employment Agreement: Benjamin L. Trosky (Incorporated by reference to
         Exhibit 10.33 of PIMCO Advisors L.P.'s Report on Form 10-K for the
         fiscal year ended December 31, 1996)
 10.34   Form of Manager Employer Agreement (Incorporated by reference from
         Thomson Advisory Group L.P.'s Report on Form 8-K dated July 11, 1994)
 10.35   Office Lease dated as of February 19, 1998 by and between California
         State Teachers Retirement System and Pacific Investment Management
         Company (Incorporated by reference to Exhibit 10.43 of Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1997)
 10.36   Lease with respect to the premises at Oppenheimer Tower (Incorporated by reference to Registrant's Registration Statement on Form S-3,
         Registration No. 33-39354)
 10.37   Lease with respect to premises at 33 Maiden Lane, New York
         (Incorporated by reference from exhibit 10.9 on Form 10-K of
         Oppenheimer Capital, L.P. for its fiscal year ended April 30, 1994)
 10.38   Lease with respect to premises at World Financial Center, Tower B, New
         York (Incorporated by reference in the Annual Report on Form 10-K of
         Oppenheimer Capital, L.P. for its fiscal year ended April 30, 1993)
 10.39   1998 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO
         Advisors L.P. (Incorporated by reference to Exhibit 10.1 of
         Registrant's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1998)

 Exhibit
   No.                                 Description
 -------                               -----------
 10.40   Executive Deferred Compensation Plan of PIMCO Advisors Holdings L.P.
         and PIMCO Advisors L.P. (Incorporated by reference to Exhibit 10.2 of
         Registrant's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1998)
 10.41   Long-Term Credit Agreement dated as of May 12, 1998 among PIMCO
         Advisors L.P., NationsBank, N.A., Deutsche Bank, N.A., New York
         Branch, Union Bank of California, N.A., CitiBank, N.A. and the
         financial institutions whose names are set forth on the signature pages thereto (Incorporated by reference to Exhibit 10.1 of
         Registrant's Current Report on Form 8-K dated May 12, 1998 as filed with the Commission on May 20, 1998)
 10.42   Short-Term Credit Agreement dated as of May 12, 1998 among PIMCO
         Advisors L.P., NationsBank, N.A., Deutsche Bank, N.A., New York
         Branch, Union Bank of California, N.A., CitiBank, N.A. and the
         financial institutions whose names are set forth on the signature pages thereto (Incorporated by reference to Exhibit 10.2 of
         Registrant's Current Report on Form 8-K dated May 12, 1998 as filed with the Commission on May 20, 1998)
 10.43   Office Space Lease between The Irvine Company and Pacific Investment
         Management Company
 10.44   Assignment and Assumption of Lease dated as of February 24, 1999 by and between UBS AG and PIMCO Advisors L.P.
 10.45   Agreement of Lease between Fisher-Sixth Avenue Company and Hawaiian-
         Sixth Avenue Corp. and Union Bank of Switzerland, New York Branch
 21      Subsidiaries of Registrant
 23.1    Consent of PricewaterhouseCoopers LLP
 27      Financial Data Schedule

  (b) Reports on Form 8-K. None

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

Date: March 26, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                        Title                    Date
            ---------                        -----                    ----

   /s/ William D. Cvengros       Board Member, Chief Executive    March 26, 1999
-----------------------------    Officer (Principal Executive
     William D. Cvengros                   Officer)

  /s/ Robert M. Fitzgerald   Board Member, Senior Vice President, March 26, 1999
----------------------------- Chief Financial Officer (Principal
    Robert M. Fitzgerald       Financial and Accounting Officer)

    /s/ Kenneth M. Poovey        Board Member, Chief Operating    March 26, 1999
-----------------------------               Officer
      Kenneth M. Poovey

                               INDEX TO EXHIBITS


                                                                    Sequentially
                                                                    Numbered
 Exhibit                          Description                       Page
---------      -------------------------------------------------    ------------

  10.43        Office Space Lease between The Irvine Company and        98
               Pacific Investment Management Company

  10.44        Assignment and Assumption of Lease dated as of          144
               February 24, 1999 by and between UBS AG and
               PIMCO Advisors L.P.

  10.45        Agreement of Lease between Fisher-Sixth Avenue          164
               Company and Hawaiian-Sixth Avenue Corp. and Union
               Bank of Switzerland, New York Branch

  21           Subsidiaries of Registrant                              210

  23.1         Consent of PricewaterhouseCoopers LLP                   211

  27           Financial Data Schedule                                 212