Form 10-Q
period 1999-03-31
PIMCO ADVISORS HOLDINGS LP
filed 1999-05-14
CIK 814562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________

                         Commission File Number 1-9597

                         PIMCO ADVISORS HOLDINGS L.P.
            (Exact name of Registrant as specified in its charter)

            Delaware                                    13-3412614
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                           800 Newport Center Drive
                        Newport Beach, California 92660
                        -------------------------------
                   (Address of principal executive offices)

                                (949) 717-7022
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Yes       No
    -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 31, 1999, there were 48,831,863 units of limited partner interest outstanding.

                              Page 1 of 24 pages

                         PIMCO ADVISORS HOLDINGS L.P.

                         PART I--FINANCIAL INFORMATION


Item 1     Financial Statements (Unaudited)
------
                                                                                            Page
                                                                                            ----
 PIMCO Advisors Holdings L.P.

 Statements of Financial Condition as of March 31, 1999 and December 31, 1998                 11

 Statements of Operations for the three months ended March 31, 1999 and March 31, 1998        12

 Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998        13

 Notes to Financial Statements                                                                14

 PIMCO Advisors L.P.

 Consolidated Statements of Financial Condition as of March 31,
   1999 and December 31, 1998                                                                 15

 Consolidated Statements of Operations for the three months
   ended March 31, 1999 and 1998                                                              16

 Consolidated Statements of Cash Flows for the three months
   ended March 31, 1999 and 1998                                                              17

 Notes to Consolidated Financial Statements                                                   18

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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

General
-------

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") is a Delaware limited partnership which as its sole business holds in excess of 48 million general partnership units of PIMCO Advisors L.P. ("PIMCO Advisors"), representing a 43% equity interest in PIMCO Advisors. PIMCO Partners, G.P. ("PGP") is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

  PIMCO Advisors is one of the largest investment management companies in the United States with approximately $248.7 billion under management at March 31, 1999. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients, offering its extensive investment management expertise, excellent long-term performance records and world class reputation, which are largely based on its fixed income investment management unit Pacific Investment Management Company ("Pacific Investment Management") and its equity investment management units Oppenheimer Capital and PIMCO Equity Advisors. PIMCO Advisors' business focuses on:

  Fixed Income. PIMCO Advisors provides fixed income investment management to clients including foreign and domestic corporate and public clients, including eighty-one of the 200 largest U.S. pension funds as well as retail clients. Fixed income management is led by Pacific Investment Management, which offers impressive long-term performance records across a diverse range of product offerings such as total return, and other duration or sector specific strategies.

  Equity. PIMCO Advisors provides equity investment management to institutional and retail clients offering the investment management expertise of six equity management groups, including the highly regarded Oppenheimer Capital and newly formed PIMCO Equity Advisors. PIMCO Advisors offers investors an enhanced index based strategy and a variety of management styles, including value, growth, modified growth, quantitative and international.

  Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 52 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

  Retail Distribution. PIMCO Advisors offers the investment expertise of its investment managers to retail investors through the retail share classes of the PIMCO Funds. They are distributed primarily through broker-dealers including PIMCO Funds Distributors LLC ("PFD"), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401(k) programs and various investment products through sponsored trust companies. PIMCO Advisors' investment management groups, including Pacific Investment Management and Oppenheimer Capital also provide investment management for a number of third-party sponsored retail products.

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

PIMCO ADVISORS HOLDINGS L.P.
----------------------------

Comparative Results of Operations
---------------------------------

Quarter Ended March 31, 1999 Compared To Quarter Ended March 31, 1998

     PIMCO Holdings realized $14.4 million as its proportionate share of earnings of PIMCO Advisors (approximately 43%) during the quarter ended March 31, 1999 as compared with $20.0 million for the quarter ended March 31, 1998, a decrease of $5.6 million or 28.4%. This decrease in earnings was principally a result of a non-recurring charge of $19.4 million at PIMCO Advisors in the first quarter of 1999 which related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs primarily related to recent changes in its senior management. PIMCO Holdings proportionate share of this one-time charge was approximately $8.5 million. This amounted to $0.17 per unit on a diluted basis. PIMCO Advisors' recurring earnings for the quarter increased by $5.4 million or 11.6% compared to the quarter ended March 31, 1998, resulting principally from its increased managed assets and the related revenues. PIMCO Advisors' assets under management increased $4.5 billion to $248.7 billion during the quarter ended March 31, 1999, which was comprised of $4.4 billion of net cash inflows and $0.1 billion of market appreciation. There can be no assurance that future cash flows or market activity will occur at the rates experienced in recent years.

     Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses. Based upon current recurring operating margins, the publicly traded partnership tax amounts to an approximate 17% to 18% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution, aggregating approximately $3.8 million in the first quarter of 1999. Because the tax is a function of allocable operating revenue, these effective rates were significantly higher in the first quarter of 1999 when PIMCO Advisors recognized the non-recurring charge discussed above.

Taxes

     PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of individual partners. However, beginning January 1, 1998, PIMCO Holdings elected to be subject to a 3.5% publicly traded partnership federal tax on its share of PIMCO Advisors' gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of this tax reduces both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes have been imposed by one state in which PIMCO Holdings does business.

Liquidity And Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended March 31, 1999, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $0.58 per unit compared to distributions declared during the quarter ended March 31, 1998 of $0.53 per unit. PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis subject to establishment of appropriate reserves. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis.

     Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that the current distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors.

PIMCO ADVISORS L.P.

Comparative Results of Operations
---------------------------------

Quarter Ended March 31, 1999 Compared To Quarter Ended March 31, 1998

Revenues

     PIMCO Advisors derives substantially all its revenues and net income from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients and advisory, distribution and servicing fees for services provided principally to the PIMCO Funds.

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors' management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management. While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees aggregated $1.9 million during the quarter ended March 31, 1999 compared to $4.8 million during the quarter ended March 31, 1998. The decrease in performance fees occurred primarily in an equity product seeking to outperform the S&P 500 index.

     The following table sets forth the composition of PIMCO Advisors' assets under management for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998:

                                                   March 31, 1999        March 31, 1998
                                                   --------------        --------------
                                                           (Dollars in millions)
Assets under management by source:
   Institutional separate accounts
         Fixed income                                  $107,960               $ 88,569
         Equity                                          50,369                 55,328
   Retail products and mutual funds                      90,336                 73,752
                                                       --------               --------
                   Total                               $248,665               $217,649
                                                       ========               ========

Assets under management by type:
   Fixed income                                        $153,814               $121,080
   Equity                                                91,689                 93,575
   Money market                                           3,162                  2,994
                                                       --------               --------
                   Total                               $248,665               $217,649
                                                       ========               ========

     PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PFD, were $228.6 million for the quarter ended March 31, 1999 compared to $193.9 million for the quarter ended March 31, 1998, an increase of $34.7 million or 17.9%. Advisory revenues were $203.1 million for the quarter ended March 31, 1999 compared to $176.0 million for the quarter ended March 31, 1998, an increase of $27.1 million or 15.4%. Distribution and servicing revenues for the quarter ended March 31, 1999 increased to $25.5 million from $17.9 million for the quarter ended March 31, 1998. The increase in PIMCO Advisors revenues for the quarter ended March 31, 1999 was influenced predominantly by a $31.1 billion or 14.3% increase in assets under management at March 31, 1999 when compared to $217.6 billion in assets under management at March 31, 1998. The increase included $19.9 billion of net cash inflows in the twelve month period. Assets under management aggregated $248.7 billion at March 31, 1999. During the quarter ended March 31, 1999, assets under management increased $4.5 billion, including net cash inflows of $4.4 billion. There can be no assurances that future increases in assets under management, cash flows or market activity will occur at the rates experienced recently. While the consolidated assets under management of PIMCO Advisors increased by $4.5 billion, Oppenheimer Capital continued to experience net outflows of managed assets aggregating $3.2 billion in the quarter ended March 31, 1999.

Expenses

     Expenses in the quarter ended March 31, 1999 included a non-recurring charge of $19.4 million related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs related to recent changes in its senior management. This charge is reflected as $0.5 million in compensation and benefits; $10.5 million in amortization of restricted unit and option plans; $5.4 million in occupancy and equipment; and $3.0 million in general and administrative expenses.

     Compensation and benefits for the quarter ended March 31, 1999 were $98.3 million, which was $14.4 million or 17.2% higher than the quarter ended March 31, 1998. This increase reflects the previously discussed non-recurring charge and additional staffing, at both Pacific Investment Management Company and Oppenheimer Capital, as well as higher profit sharing expenses which are based on profits of each of the investment management subsidiaries.

     Commission expenses related to sales and servicing of retail mutual funds and similar products, increased $5.0 million to $22.2 million in the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998, reflecting higher "trail" commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

     General and administrative expenses were $14.7 million during the quarter ended March 31, 1999, an increase of $5.8 million or 65.1% compared to the quarter ended March 31, 1998. This increase can be primarily attributed to the previously discussed non-recurring charge of $3.0 million, and expanded operations at most subsidiaries. Occupancy and equipment increased by $7.1 million to $12.3 million for the quarter ended March 31, 1999 in comparison to the quarter ended March 31, 1998. Exclusive of the previously discussed non-recurring charge of $5.4 million, the increase can be attributed primarily to additional office space and equipment as a result of additional staffing.

     Amortization of intangible assets was $13.8 million for the quarter ended March 31, 1999 compared to $13.8 million in the quarter ended March 31, 1998.

     Restricted unit and option plan costs amounted to $16.2 million in the quarter ended March 31, 1999 compared to $5.9 million in the quarter ended March 31, 1998, an increase of $10.3 million or

175.5%. Exclusive of the non-recurring charge of $10.5 million previously discussed, this cost category remained relatively stable.

     Other cash expenses increased by $6.0 million for the quarter ended March 31, 1999 in comparison to the quarter ended March 31, 1998 due principally to increases in marketing and promotional costs, interest expense and professional fees as well as other increases reflective of inflation and increased staffing.

Liquidity and Capital Resources

     PIMCO Advisors business has not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors' policy is to make quarterly distributions to its unitholders.

     PIMCO Advisors had approximately $163.3 million of cash and cash equivalents and short-term investments at March 31, 1999 compared to approximately $116.1 million at December 31, 1998. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

     For the quarter ended March 31, 1999, PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $0.67 per unit. PIMCO Advisors' policy is to distribute substantially all its net cash flow on an annual basis after provision of appropriate reserves. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that historical distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

     PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1998. As of March 31, 1999, $149.5 million of that debt had been exchanged for limited partnership units at a rate of $33.33 per unit. The remaining $80.5 million of such debt is expected to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years. On May 12, 1998 PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital and strategic opportunities. As of March 31, 1999, $80.0 million was outstanding under this facility.

Other Factors

General Economic and Other Factors
----------------------------------

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

Year 2000 Readiness Disclosure
------------------------------
     The United States securities industry is massive in size and complex in function. It is characterized by a heavy reliance on computerized information processing technology and by extensive interdependencies. Many of the world's computer systems record years in a two-digit format. These systems may be unable to correctly recognize, interpret or use dates beyond the year 1999. This inability to process date information might lead to significant business disruptions. Before discussing PIMCO Advisors' year 2000 readiness, it is important that one essential principal (from the Report to Congress of the
                                                 -------------------------
Readiness of the United States Securities Industry and Public Companies to meet
-------------------------------------------------------------------------------
the Information Processing Challenges of the Year 2000 (United States Securities
--------------------------------------------------------------------------------
and Exchange Commission (June 1997)) be understood. "It is not, and it will not,
-----------------------------------
be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts."

     PIMCO Advisors and its subsidiaries are taking steps to assure that their computer systems will function properly after 1999. PIMCO Advisors and its subsidiaries have designated a team of information and business professionals to address the Year 2000 problem and have developed a written Year 2000 Plan to address Year 2000 issues. PIMCO Advisors presently estimates that its Year 2000 related expenditures will be approximately $17.6 million and that Year 2000 will not have a material affect on its operations. As of March 31, 1999, PIMCO Advisors and its subsidiaries have expended an estimated $9.4 million on Year 2000 related costs and, as of May 12, 1999, had expended an estimated $11.7 million on Year 2000 related costs. PIMCO Advisors and its subsidiaries are in various stages of reviewing, testing and implementing repairs and upgrades to those systems and programs that have been identified to have Year 2000 related problems. Because the Year 2000 project is an ongoing company-wide endeavor, the state of progress changes daily. Year 2000 budget estimates are subject to change and revision. See "Uncertainty" below. The PIMCO Advisors' Year 2000 Plan consists of five general phases: Awareness, Assessment, Remediation, Testing, and Implementation.

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

     Assessment: During the Assessment phase, the Year 2000 team prepared an inventory of Information Technology ("IT") and non IT systems used in PIMCO Advisors' and its subsidiaries' business. Systems are classified as software, hardware, and embedded chips. Separately, systems are also classified as mission critical systems and non mission critical systems. Except for voice, and data lines, security, fire, electrical and other building facilities, PIMCO Advisors does not currently believe that the failure of its non IT systems would have a material adverse effect upon its business. As the inventory is compiled and verified, each system is preliminarily assessed for Year 2000 compliance. This preliminary assessment is made by obtaining manufacturers' representations that a given product is Year 2000 compliant or other evidence of compliance. Systems for which no such evidence can be obtained are identified as candidates for correction or replacement ("Remediation"). The assessment phase is substantially complete. On-going assessment of systems will continue as new information becomes available or as deemed prudent.

     Remediation: During the Remediation phase, software, hardware, and embedded chips identified during the Assessment phase to be non Year 2000 compliant will be corrected or replaced. PIMCO Advisors and its subsidiaries have substantially completed remediation of the non compliant mission critical software, hardware, and non IT systems. Exceptions to this include the portfolio management and accounting system utilized by Oppenheimer Capital and PIMCO Advisors, which is expected to be remediated by May 28, 1999 and implemented by June 30, 1999, and certain portfolio accounting functions at Pacific Investment Management which are expected to be remediated by June 30, 1999. Non mission critical systems are anticipated to be substantially completed by June 30, 1999 except for certain non-mission critical systems at Pacific Investment Management which are anticipated to be complete by July 31, 1999. Necessarily, further corrections and replacements may be required after the Remediation phase as a result of issues identified during the Testing phase or otherwise.

     Testing: The Testing phase includes internal testing, point-to-point testing, and industry testing. Testing is being conducted on both existing and new systems as they are added. PIMCO Advisors generally plans to test its systems in order of criticality (mission critical, then non mission critical). PIMCO Advisors does not plan to test non mission critical systems that are not used in its business ( e.g., software applications incidentally installed on PCs with other software that is used in PIMCO Advisors and its subsidiaries' business). PIMCO Advisors will design and implement internal, point-to-point, and industry testing programs that use test scripts, portfolios and various hypothetical dates generated by PIMCO Advisors and its subsidiaries, vendors, and industry groups. Internal testing has taken place at PIMCO Advisors' major subsidiaries, Pacific Investment Management and Oppenheimer Capital. Three of PIMCO Advisors' SEC registered investment advisory subsidiaries and two broker dealers are participating in an industry-wide testing forum sponsored by the Securities Industry Association. Pacific Investment Management Company has been at the forefront of this process through its participation in the Bond Market Association's Asset Managers' Forum, a committee which is advising the Securities Industry Association on issues associated with investment managers and Year 2000 issues. PIMCO Advisors currently expects that internal testing of its mission critical systems will be substantially complete by June 7, 1999; point-to-point testing will be substantially complete by June 7, 1999; and industry testing has been completed. Exceptions to this includes Pacific Investment Management which expects the internal testing of its mission critical systems to be substantially completed by June 30, 1999 and point-to-point testing to be substantially completed by June 30, 1999. These dates may change significantly depending upon whether PIMCO Advisors and its subsidiaries and their counterparties meet their anticipated deadlines. PIMCO Advisors anticipates that it may conduct tests with as yet unidentified third parties until December 31, 1999, as circumstances warrant.

     Implementation: During the Implementation phase, systems that have been tested and identified as being Year 2000 compliant will be put into normal business operation. PIMCO Advisors and its subsidiaries currently plan to complete Implementation with respect to their mission critical systems by May 31, 1999 (with the exception of the portfolio management system utilized by Oppenheimer Capital and PIMCO Advisors and certain portfolio accounting functions utilized by Pacific Investment Management). PIMCO Advisors and its subsidiaries are continuously reviewing and revising written contingency plans addressing possible failures of technology and services in their various business operations. PIMCO Advisors also anticipates that it will continuously revise its contingency plans until December 31, 1999, as new risks and strategies become apparent. Although PIMCO Advisors and its subsidiaries are preparing plans, no assurance can be given that contingency plans can be developed that would avoid all problems in the event of the failure of certain mission critical systems, counterparties, and third-party providers.

     Third Parties: PIMCO Advisors' and its subsidiaries' business operations are heavily dependent upon a complex worldwide network of systems that contain date fields, including data feeds to trading systems, securities transfer agent operations and stock markets. PIMCO Advisors' and its subsidiaries' ability to assess the effects of the Year 2000 Problem upon their clients is highly dependent upon the efforts of third parties, particularly brokers, dealers, and clients' custodians. With respect to the Year 2000 Problem, the failure of third party organizations to resolve their own processing issues in a timely manner could have a material adverse effect on PIMCO Advisors' business. PIMCO Advisors and its subsidiaries are taking steps to assess the Year 2000 readiness of material third parties with which they do business. PIMCO Advisors and its subsidiaries have substantially completed an inventory of brokers, dealers, custodians, and other material third parties with which they have direct, significant business relationships. PIMCO Advisors and its subsidiaries have sent written questionnaires to the identified third parties inquiring about the status of their Year 2000 compliance programs. The results of these questionnaires are collected, analyzed, and distributed to appropriate internal personnel. Follow up or additional questionnaires and inquiries will be sent to third parties that did not respond satisfactorily to the initial questionnaire. With respect to its most significant business partners, PIMCO Advisors is conducting on site reviews of their Year 2000 programs. PIMCO Advisors currently anticipates that its efforts with respect to assessing the Year 2000 status of its counterparties and other third parties will continue into the Year 2000.

     Uncertainty: This discussion of PIMCO Advisors' and its subsidiaries'
Year 2000 program contains forward looking statements. At present, the management of PIMCO Advisors believes that costs associated with the Year 2000 problem will not have a material adverse effect on PIMCO Advisors' business or operations. However, PIMCO Advisors expects that its Year 2000 expense estimates will change as the Year 2000 approaches and PIMCO Advisors and its subsidiaries complete the Testing and Implementation phases. Although PIMCO Advisors' efforts and expenditures on Year 2000 issues are substantial, there can be no assurances that its clients, unitholders, counterparties or others will not suffer from disruptions or adverse results arising as a consequence of entering Year 2000. PIMCO Advisors' current expectations regarding its and its counterparties transition to Year 2000 are based upon unfinished remediation and testing, and are subject to a number of uncertainties and factors that are beyond its control and which could cause actual costs to differ materially from those currently expected. Furthermore, although management currently anticipates that its expenditures and efforts are appropriate, complications as yet unidentified with internal or external systems, with data providers, with other securities firms or institutions, with other counterparties, and with general economic conditions related to the Year 2000 in general may trigger significantly greater expenses or losses.

                         PIMCO ADVISORS HOLDINGS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                          March 31, 1999     December 31, 1998
                                                          --------------     -----------------
                                                                (Dollars in thousands)
----------------------------------------------------------------------------------------------
ASSETS

   Current assets:
      Cash and cash equivalents                             $ 15,076                 $ 10,580
      Distribution receivable and other current assets        32,775                   32,033
                                                            --------                 --------
         Total current assets                                 47,851                   42,613
   Investment in operating partnership                       457,732                  461,230
   Other non current assets                                      153                      153
                                                            --------                 --------

TOTAL ASSETS                                                $505,736                 $503,996
                                                            ========                 ========

LIABILITIES

   Distribution payable                                     $ 28,325                 $ 27,631
   Other current liabilities                                  18,556                   14,746
                                                            --------                 --------
         Total liabilities                                    46,881                   42,377
                                                            --------                 --------

PARTNERS' CAPITAL

   General Partner                                                62                       63
   Limited Partners (48,831,863 units issued and
      outstanding at March 31, 1999 and 48,469,822 units
      issued and outstanding at December 31, 1998)           458,793                  461,556
                                                            --------                 --------

         Total Partners' Capital                             458,855                  461,619
                                                            --------                 --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $505,736                 $503,996
                                                            ========                 ========

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                 For The Three Months Ended
                                                       March 31, 1999                   March 31, 1998
                                                       --------------                   --------------
                                                       (Dollars in thousands, except per unit amounts)
REVENUES:
  Equity in earnings of operating
       Partnership                                         $14,357                          $20,038
                                                           -------                          -------

              Total revenues                                14,357                           20,038
                                                           -------                          -------
EXPENSES:
 Taxes and other, net                                        3,662                            3,513
                                                           -------                          -------
              Total expenses                                 3,662                            3,513
                                                           -------                          -------

Net income                                                 $10,695                          $16,525
                                                           =======                          =======
Basic net income per unit                                  $  0.22                          $  0.36
                                                           =======                          =======
Diluted net income per unit                                $  0.21                          $  0.34
                                                           =======                          =======
Distributions declared per unit                            $  0.58                          $  0.53
                                                           =======                          =======

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                             For The Three Months Ended
                                                          March 31, 1999    March 31, 1998
                                                          --------------    --------------
                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                   $ 10,695          $ 16,525
Adjustments to reconcile net income to
 net cash provided by operating activities:
     Distributions received greater (less) than the
         equity in earnings of operating partnership           17,636            (4,952)
     Change in operating assets and liabilities:
        Change in other assets                                    (14)              (15)
        Change in other liabilities                             3,810             3,635
                                                             --------          --------
Net cash provided by operating activities                      32,127            15,193
                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment in operating partnership                                 -              (120)
                                                             --------          --------
Net cash used in investing activities                               -              (120)
                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash distributions paid                                       (27,631)          (15,112)
Capital contribution from General Partner                           -                17
Issuance of limited partnership units on
   exercise of options                                                              120
                                                             --------          --------
Net cash used in financing activities                         (27,631)          (14,975)
                                                             --------          --------

Net increase in cash and cash equivalents                       4,496                98
Cash and cash equivalents, beginning of period                 10,580            15,522
                                                             --------          --------
Cash and cash equivalents, end of period                     $ 15,076          $ 15,620
                                                             ========          ========

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at March 31, 1999 and December 31, 1998, (b) the results of operations for the three-month periods ended March 31, 1999 and March 31, 1998, and (c) the cash flows for the three-month periods ended March 31, 1999 and March 31, 1998, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") have been made. It is suggested that these unaudited financial statements be read in conjunction with the financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future.

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 43% interest (approximately 48.8 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

(4) As a result of the Omnibus Budget Reconciliation Act of 1993 and a special tax election which PIMCO Holdings has made, units purchased in the open market after August 10, 1993 have a substantial portion of the purchase price amortized over a fifteen year period. Taking into account such amortization tax benefits (which depend in part on the particular unitholder's purchase price), partnership distributions are expected to significantly exceed net taxable income for units purchased after August 10, 1993. Amortization deductions will decrease the unitholder's tax basis of such units, and will likely be recaptured as ordinary income upon disposition of the units.

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

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                    March 31, 1999       December 31, 1998
                                                                                    --------------       -----------------
                                                                                           (Dollars in thousands)
ASSETS

Current assets:
 Cash and cash equivalents                                                             $   87,023              $   46,134
 Short term investments                                                                    76,300                  69,923
 Fees receivable                                                                          165,341                 171,222
 Other current assets                                                                      16,360                  38,073
                                                                                       ----------              ----------
          Total current assets                                                            345,024                 325,352
Investment in unconsolidated partnerships                                                   4,321                   4,764
Fixed assets  net of accumulated depreciation and amortization                             21,596                  22,717
Intangible assets  net of accumulated amortization                                        992,054               1,005,817
Other non current assets                                                                   88,342                  53,388
                                                                                       ----------              ----------
                Total assets                                                           $1,451,337              $1,412,038
                                                                                       ==========              ==========

LIABILITIES

Current liabilities:

 Accounts payable, accrued expenses and other current liabilities                        $ 80,591                $ 65,244
 Accrued compensation                                                                      76,005                  68,476
 Distribution payable                                                                      75,666                  73,455
 Short term borrowings                                                                     80,000                  65,000
                                                                                         --------                --------
          Total current liabilities                                                       312,262                 272,175
Long term notes                                                                            80,467                  80,467
Other non current liabilities                                                                 257                     309
                                                                                         --------                --------
                Total liabilities                                                         392,986                 352,951
                                                                                         --------                --------

PARTNERS' CAPITAL

General Partner (49,636,961 units issued and outstanding at March 31, 1999
 and 49,274,920 units issued and outstanding at December 31, 1998)                        782,671                  801,304

Class A Limited Partners (63,297,070 units issued and outstanding at March
 31, 1999 and 62,021,252 units issued and outstanding at December 31, 1998)               341,881                  336,438
Unamortized compensation                                                                  (66,060)                 (78,655)
Cummulative translation adjustment                                                           (141)                       -
                                                                                        ---------                ---------
          Total Partners' Capital                                                       1,058,351                1,059,087
                                                                                        ---------                ---------

                Total liabilities and partners' capital                                $1,451,337               $1,412,038
                                                                                       ==========               ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        For The Three Months Ended
                                                                                     March 31, 1999     March 31, 1998
                                                                                     --------------     --------------
                                                                                          (Dollars in thousands)
REVENUES

   Investment advisory fees:
        Private accounts                                                               $137,089               $129,150
        Proprietary Funds                                                                65,963                 46,813
   Distribution and servicing fees                                                       25,505                 17,894
                                                                                       --------               --------
        Total revenues                                                                  228,557                193,857
                                                                                       --------               --------

EXPENSES

   Compensation and benefits                                                             98,285                 83,851
   Commissions                                                                           22,197                 17,241
   Amortization of intangible assets, Restricted Unit and Option Plans                   30,005                 19,658
   General and administrative                                                            14,749                  8,931
   Occupancy and equipment                                                               12,258                  5,122
   Other                                                                                 18,238                 12,272
                                                                                       --------               --------
        Total expenses                                                                  195,732                147,075
                                                                                       --------               --------
Net income                                                                               32,825                 46,782
                                                                                       --------               --------

OTHER COMPREHENSIVE INCOME

   Foreign currency translation adjustments                                                (141)                     -
                                                                                       --------               --------
        Total other comprehensive income                                                   (141)                     -
                                                                                       --------               --------
Comprehensive income                                                                   $ 32,684               $ 46,782
                                                                                       ========               ========

Net income per unit:
   Basic net income per General Partner and Class A Limited Partner Unit               $   0.30               $   0.44
                                                                                       ========               ========
   Diluted net income per General Partner and Class A Limited Partner Unit             $   0.28               $   0.41
                                                                                       ========               ========

The accompanying notes are an integral part of these consolidated financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     For The Three Months Ended
                                                                  March 31, 1999     March 31, 1998
                                                                  --------------     --------------
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $32,825            $46,782
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation, amortization                                             20,696             16,811
 Restricted unit & Option Plans                                         16,242              5,895
 Equity in income of unconsolidated partnership                            (48)               (52)
 Unrealized loss (gain) on investments                                     572               (781)
 Issuance of restricted units in lieu of directors fees                     20                  -
 Other                                                                    (307)                 -
 Change in operating assets and liabilities:
    Change in fees receivable                                            5,881             (4,632)
    Change in other assets                                             (16,203)           (14,545)
    Change in accrued liabilities and other current
     liabilities                                                        17,558             12,242
    Change in accrued compensation                                       7,529             16,472
    Change in other long term liabilities                                  (52)             4,995
                                                                       -------            -------
Net cash provided by operating activities                               84,713             83,187
                                                                       -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                                (2,303)            (1,042)
Notes receivable advances                                                 (547)              (380)
Purchase of investments                                                (30,585)           (12,583)
Proceeds from sale of investments                                       23,848              1,200
Investment in partnership                                                 (332)              (612)
Return of investment in partnership                                        777                 --
                                                                       -------            -------
Net cash used in investing activities                                   (9,142)           (13,417)
                                                                       -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Short term borrowing                                                    15,000             35,000
Cash distributions paid                                                (74,650)           (61,786)
Issuance of limited partnership units to deferred
  compensation plan trust                                               23,806              9,945
Capital contribution from General Partner                                    -                 16
Issuance of limited partnership units on exercise
  of options                                                             1,162              3,177
                                                                       -------            -------
Net cash used in financing activities                                  (34,682)           (13,648)
                                                                       -------            -------
Net increase in cash and cash equivalents                               40,889             56,122
Cash and cash equivalents, beginning of period                          46,134             34,301
                                                                       -------            -------
Cash and cash equivalents, end of period                               $87,023            $90,423
                                                                       =======            =======
Supplemental disclosure
Income tax paid                                                        $   174            $ 3,940
                                                                       =======            =======
Interest paid                                                          $ 2,127            $ 1,328
                                                                       =======            =======

The accompanying notes are an integral part of these consolidated financial statements.

                              PIMCO ADVISORS L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at March 31, 1999 and December 31, 1998, (b) the results of operations for the three-month periods ended March 31, 1999 and 1998, and (c) the cash flows for the three-month periods ended March 31, 1999 and 1998, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future.

(2) PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management Company (a subsidiary of Pacific Life Insurance Company) merged certain of its investment management businesses and substantially all of its assets into Thomson Advisory Group L.P.

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

                              PIMCO ADVISORS L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.

         Sale of Blairlogie Capital Management.

         On April 30, 1999, PIMCO Advisors L.P. completed the sale of Blairlogie Capital Management to a subsidiary of Alleghany Asset Management pursuant to the Purchase and Sale Agreement, dated as of October 24, 1998, as amended. Blairlogie Capital Management is an Edinburgh, Scotland based former investment management subsidiary of PIMCO Advisors, which currently manages approximately $800 million in assets, principally in non-U.S. equities.

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



Date:  May 14, 1999