Form 10-Q
period 1999-06-30
PIMCO ADVISORS HOLDINGS LP
filed 1999-08-13
CIK 814562

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1999

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


                                (949) 219-2200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes [_]   No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 30, 1999, there were 49,250,849 units of limited partner interest outstanding.

                          PIMCO ADVISORS HOLDINGS L.P.

                         PART I--FINANCIAL INFORMATION


Item 1     Financial Statements (Unaudited)
------

                                                                            Page
                                                                            ----

 PIMCO Advisors Holdings L.P.

 Statements of Financial Condition as of June 30, 1999
     and December 31, 1998                                                  11

 Statements of Operations for the three months ended
     June 30, 1999 and June 30, 1998 and the six months
     ended June 30, 1999 and June 30, 1998                                  12

 Statements of Cash Flows for the six months ended
     June 30, 1999 and June 30, 1998                                        13

 Notes to Financial Statements                                              14

 PIMCO Advisors L.P.

 Consolidated Statements of Financial Condition as
     of June 30, 1999 and December 31, 1998                                 15

 Consolidated Statements of Operations for the three
     months ended June 30, 1999 and June 30, 1998 and
     the six months ended June 30, 1999 and June 30, 1998                   16

 Consolidated Statements of Cash Flows for the six months
     ended June 30, 1999 and June 30, 1998                                  17

 Notes to Consolidated Financial Statements                                 18


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

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

General
-------

  PIMCO Advisors Holdings L.P. ("PIMCO Holdings") is a Delaware limited partnership which as its sole business holds in excess of 49 million general partnership units of PIMCO Advisors L.P. ("PIMCO Advisors"), representing a 44% equity interest in PIMCO Advisors. PIMCO Partners, G.P. ("PGP") is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

  PIMCO Advisors is one of the largest investment management companies in the United States with approximately $254.6 billion under management at June 30, 1999. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients. Its investment advisor subsidiaries, led by Pacific Investment Management and Oppenheimer Capital, are widely recognized for consistently posting attractive performance and high quality service to more than 1,600 institutional clients worldwide, including more than one-third of the nation's largest 100 corporations. In addition, PIMCO Advisors manages a family of 50 stock and bond mutual funds. PIMCO Advisors' business focuses on:

  Fixed Income. PIMCO Advisors provides fixed income investment management to clients including foreign and domestic corporate and public clients. Fixed income management is led by Pacific Investment Management, which offers impressive long-term performance records across a diverse range of product offerings such as intermediate core bond, and other duration or sector specific strategies.

  Equity. PIMCO Advisors provides equity investment management to institutional and retail clients offering the investment management expertise of six equity management groups, including the highly regarded Oppenheimer Capital and recently formed PIMCO Equity Advisors. PIMCO Advisors offers investors an enhanced index based strategy and a variety of management styles, including value, growth, modified growth, quantitative and international.

  Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 50 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

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

  PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and marketing of the PIMCO Funds through its broker-dealer network and by penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors.

     The financial condition and results of operations of PIMCO Advisors are discussed below under "PIMCO ADVISORS L.P."

PIMCO ADVISORS HOLDINGS L.P.
----------------------------

Comparative Results of Operations
---------------------------------

Quarter and Six Months Ended June 30, 1999 Compared To Quarter and Six Months Ended June 30, 1998

     PIMCO Holdings realized $27.1 million as its proportionate share of earnings of PIMCO Advisors (approximately 44%) for the three months ended June 30, 1999 and $41.5 million for the six months ended June 30, 1999 as compared with $23.6 million for the three months ended June 30, 1998, and $43.7 million for the six months ended June 30, 1998. This decrease in year to date earnings of $2.2 million (5.1%), was principally a result of a non-recurring charge of $19.4 million at PIMCO Advisors in the first quarter of 1999 which related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs primarily related to changes in its senior management which was offset by a non-recurring gain of $3.9 million realized in the second quarter from the sale of Blairlogie Capital Management ("Blairlogie"). PIMCO Holdings proportionate share of these non-recurring items resulted in a net charge of approximately $6.8 million in the six month period ended June 30, 1999, including a $1.7 million gain in the second quarter. This amounted to a net charge of $0.14 per unit on a diluted basis in the six month period and a gain of $0.03 per unit in the quarter ended June 30, 1999. PIMCO Advisors' recurring earnings increased by $2.9 million (5.3%) for the three months ended June 30, 1999 and by $8.3 million (8.1%) for the six months ended June 30, 1999, compared to the same periods ended June 30, 1998. The increase in recurring earnings for the three month and six month periods ended June 30, 1999, resulted principally from increased managed assets and the related revenues. PIMCO Advisors' assets under management increased $5.9 billion to $254.6 billion during the quarter ended June 30, 1999, which was comprised of $5.4 billion of net cash inflows and $5.7 billion of market appreciation, offset by a reduction of $5.2 billion related to the sales of two subsidiaries, Blairlogie and Columbus Circle Investors ("CCI"). There can be no assurance that future cash flows or market activity will occur at the rates experienced in recent years.

Taxes

     PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of individual partners. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses. Based upon current recurring operating margins, the publicly traded partnership tax amounts to an approximate 18% reduction in otherwise reportable net income and an approximate 12% reduction in cash flow otherwise available for distribution, aggregating approximately $4.0 million in the second quarter of 1999. Because the tax is a function of allocable operating revenue, these effective rates were significantly higher in the first quarter of 1999 when PIMCO Advisors recognized the non-recurring charge discussed above. Similar taxes may be imposed by states in which PIMCO Holdings does business.

Liquidity and Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended June 30, 1999, PIMCO Holdings declared distributions to holders of PIMCO Holdings units of $0.58 per unit compared to distributions declared during the quarter ended June 30, 1998 of $0.53 per unit. PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis subject to establishment of appropriate reserves. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the

PIMCO Advisors distributions, less applicable taxes. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis.

     Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that current distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by investment performance, as well as by overall economic conditions and other factors affecting capital markets generally, which are beyond the control of PIMCO Holdings and PIMCO Advisors.

PIMCO ADVISORS L.P.

Comparative Results of Operations
---------------------------------

Quarter and Six Months Ended June 30, 1999 Compared To The Quarter And Six Months Ended June 30, 1998

Revenues

     PIMCO Advisors derives substantially all its revenues from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients and advisory, distribution and servicing fees for services provided principally to the PIMCO Funds.

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors' management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under
management.   While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees aggregated $6.5 million for the three months ended June 30, 1999 and $8.5 million for the six months ended June 30, 1999 compared to $11.7 million for the three months ended June 30, 1998 and $16.5 million for the six months ended June 30, 1998. The decrease in performance fees occurred primarily in an equity product seeking to outperform the S&P 500 index.

     The following table sets forth the composition of PIMCO Advisors' assets under management for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998:

                                            June 30, 1999       June 30, 1998
                                            -------------       -------------
                                                 (Dollars in millions)
Assets under management by source:
  Institutional separate accounts
       Fixed income                              $110,698            $ 96,317
       Equity                                      48,468              53,433
  Retail products and mutual funds                 95,390              79,004
                                                 --------            --------
               Total                             $254,556            $228,754
                                                 ========            ========
Assets under management by type:
  Fixed income                                   $159,228            $132,338
  Equity                                           92,195              93,639
  Money market                                      3,133               2,777
                                                 --------            --------
               Total                             $254,556            $228,754
                                                 ========            ========

     PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PIMCO Funds Distributors LLC ("PFD"), were $244.7 for the three months ended June 30, 1999 compared to $216.6 million for the three months ended June 30, 1998 an increase of $28.1 million (13.0%). PIMCO Advisors consolidated revenues were $473.3 for the six months ended June 30, 1999 compared to $410.5 million for the six months ended June 30, 1998, an increase of $62.8 million (15.3%). Advisory revenues increased $20.9 million (10.6%) to $216.9 million for the three months ended June 30, 1999 and increased $47.9 million (12.9%) to $419.9 million for the six months ended June 30, 1999 compared to $196.0 million and $372.0 million, respectively, for the same periods in 1998. Distribution and servicing revenues increased $7.2 million to $27.8 million for the three months ended June 30, 1999 and increased $14.8 million to $53.3 million for the six months ended June 30, 1999, compared to $20.6 million and to $38.5 million, respectively, for the same periods in 1998.

     The increases in PIMCO Advisors' revenues for the three months and six months ended June 30, 1999 resulted primarily from a $25.8 billion (11.3%) increase in assets under management since June 30, 1998, which included $19.5 billion of net cash inflows offset by a reduction in assets under management of $5.2 billion related to the sales of the Blairlogie and CCI subsidiaries.
Assets under management reached $254.6 billion at June 30, 1999. Assets under management increased by $5.9 billion during the three months ended June 30, 1999 and by $10.4 billion during the six months ended June 30, 1999, including net cash inflows of $5.4 billion for the three months ended June 30, 1999 and $9.9 billion for the six months ended June 30, 1999, both exclusive of the asset reductions from the Blairlogie and CCI sales.

Expenses

     Expenses in the quarter ended June 30, 1999 included a non-recurring gain of $3.9 million related to the sale of Blairlogie, which was reflected as a reduction of other expenses. Expenses in the quarter ended March 31, 1999 included a non-recurring charge of $19.4 million related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs related to changes in its senior management. This charge was reflected as $0.5 million in compensation and benefits; $10.5 million in amortization of restricted unit and option plans; $5.4 million in occupancy and equipment; and $3.0 million in general and administrative expenses.

     Compensation and benefits for the three months ended June 30, 1999 were $99.6 million, which was $9.4 million or 10.4% higher than the three months ended June 30, 1998. Compensation and benefits for the six months ended June 30, 1999 were $197.9 million, which was $23.8 million or 13.7% higher than the three months ended June 30, 1998. The increases reflect the previously discussed non-recurring charge and additional staffing, particularly at Pacific Investment Management Company, as well as higher profit sharing expenses which are based upon profits of each of the investment management subsidiaries.

     Commission expenses related to sales and servicing of retail mutual funds and similar products, increased $4.6 million to $24.4 million in the three months ended June 30, 1999 and increased $9.5 million to $46.6 million in the six months ended June 30, 1999 compared to the same periods in the prior year, reflecting higher "trail" commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

     General and administrative expenses were $15.4 million during the three months ended June 30, 1999, an increase of $4.6 million (42.0%) compared to the three months ended June 30, 1998. General and administrative expenses were $30.2 million during the six months ended June 30, 1999, an increase of $10.4 million (52.4%) compared to the six months ended June 30, 1998. These increases can be primarily attributed to the previously discussed non-recurring charge of $3.0 million in the first quarter of 1999, and expanded operations at most subsidiaries. Occupancy and equipment increased by $1.8 million to $7.2 million for the three months ended June 30, 1999 and by $8.9 million to $19.5 million for the six months ended June 30, 1999 in comparison to the same periods in the prior year. Exclusive of the previously discussed non-recurring charge of $5.4 million in the first quarter of 1999, the increases can be attributed primarily to additional office space and equipment as a result of additional staffing.

   Amortization of intangible assets was $13.8 million for the three months ended June 30, 1999 and 1998, and was $27.5 million for the six months ended June 30, 1999 and 1998.

   Restricted unit and option plan costs were $5.2 million in the three months ended June 30, 1999 and $21.5 million for the six months ended June 30, 1999 compared to $6.4 million and $12.3 for the same periods in the prior year, a decrease of $1.2 million (18.7%) for the three months ended June 30, 1999 and an increase of $9.1 million (74.4%) for the six months ended June 30, 1999. Exclusive of the non-recurring charge of $10.5 million recorded in the first quarter as previously discussed, this cost category remained relatively stable.

     Other cash expenses increased by $2.2 million for the three months ended June 30, 1999 and by $8.2 million for the six months ended June 30, 1999 in comparison to the same periods of the prior year. The increases were due principally to increases in marketing and promotional costs, interest expense and professional fees as well as other increases reflective of inflation and increased staffing, offset by the previously discussed $3.9 million gain on the sale of Blairlogie realized in the second quarter of 1999.

Liquidity and Capital Resources

     PIMCO Advisors business has not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors' policy is to make quarterly distributions to its unitholders.

     PIMCO Advisors had approximately $143.9 million of cash and cash equivalents and short-term investments at June 30, 1999 compared to approximately $116.1 million at December 31, 1998. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

     For the quarter ended June 30, 1999, PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $0.67 per unit. PIMCO Advisors' policy is to distribute substantially all its net cash flow on an annual basis after provision of appropriate reserves. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that historical distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

     PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. As of June 30, 1999, $149.5 million of that debt had been exchanged for limited partnership units at a rate of $33.33 per unit. The remaining $80.5 million of such debt is expected to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years. On May 12, 1998 PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital and strategic opportunities. As of June 30, 1999, $65.0 million was outstanding under this facility.

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

Year 2000 Readiness Disclosure
------------------------------

     The United States securities industry is massive in size and complex in function. It is characterized by a heavy reliance on computerized information processing technology and by extensive interdependencies. Many of the world's computer systems record years in a two-digit format. These systems may be unable to correctly recognize, interpret or use dates beyond the year 1999.
This inability to process date information might lead to significant business disruptions. Before discussing PIMCO Advisors' year 2000 readiness, it is important that one essential principal (from the Report to Congress of the
                                                 -------------------------
Readiness of the United States Securities Industry and Public Companies to meet
-------------------------------------------------------------------------------
the Information Processing Challenges of the Year 2000 (United States Securities
--------------------------------------------------------------------------------
and Exchange Commission (June 1997)) be understood.  "It is not, and it will
------------------------------------
not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts."

     PIMCO Advisors and its subsidiaries are taking steps to assure that their computer systems will function properly after 1999. PIMCO Advisors and its subsidiaries have designated a team of information and business professionals to address the Year 2000 problem and have developed a written Year 2000 Plan to address Year 2000 issues. PIMCO Advisors presently estimates that its Year 2000 related expenditures will be approximately $17.6 million and that Year 2000 will not have a material affect on its operations. As of June 30, 1999, PIMCO Advisors and its subsidiaries have expended an estimated $13.4 million on Year 2000 related costs. PIMCO Advisors and its subsidiaries are in various stages of reviewing, testing and implementing repairs and upgrades to those systems and programs that have been identified to have Year 2000 related problems. Because the Year 2000 project is an ongoing company-wide endeavor, the state of progress changes daily. Year 2000 budget estimates are subject to change and revision. See "Uncertainty" below. The PIMCO Advisors' Year 2000 Plan consists of five general phases: Awareness, Assessment, Remediation, Testing, and Implementation.

     Awareness: During the Awareness phase, the Year 2000 team informed the employees of PIMCO Advisors and its subsidiaries, including the highest levels of PIMCO Advisors' management, about the Year 2000 problem. A written Year 2000 Plan was prepared and Year 2000 budget estimates were compiled. The Management Board of PIMCO Advisors formally approved the Year 2000 Plan and a preliminary budget on July 21, 1998. The Board has approved several revised Year 2000 plans and budgets and is updated quarterly.

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

     Remediation: During the Remediation phase, software, hardware, and embedded chips identified during the Assessment phase to be non Year 2000 compliant will be corrected or replaced. PIMCO Advisors and its subsidiaries have substantially completed remediation of the non compliant software, hardware, and non IT systems. Further corrections and replacements may be required after the Remediation phase as a result of issues identified during the Testing phase or otherwise.

     Testing: The Testing phase includes internal testing, point-to-point testing, and industry testing. Testing is conducted on both existing and new systems as they are added. PIMCO Advisors is not testing non mission critical systems that are not used in its business (e.g., software applications incidentally installed on PCs with other software that is used in PIMCO Advisors and its subsidiaries' business). PIMCO Advisors designed and implemented internal, point-to-point, and industry testing programs that use test scripts, portfolios and various hypothetical dates generated by PIMCO Advisors and its subsidiaries, vendors, and industry groups. Three of PIMCO Advisors' SEC registered investment advisory subsidiaries and two broker dealers participated in an industry-wide testing forum sponsored by the Securities Industry Association. Pacific Investment Management Company has been at the forefront of this process through its participation in the Bond Market Association's Asset Managers' Forum, a committee which is advising the Securities Industry Association on issues associated with investment managers and Year 2000 issues. Internal testing of PIMCO Advisors' mission critical systems and point to point testing is substantially complete. Industry testing has been completed. PIMCO Advisors anticipates that it may conduct additional point to point tests with as yet unidentified third parties until December 31, 1999, as circumstances warrant.

     Implementation: During the Implementation phase, systems that have been tested and identified as being Year 2000 compliant will be put into normal business operation. PIMCO Advisors and its subsidiaries have completed Implementation.

     Contingency: PIMCO Advisors and its subsidiaries are continuously reviewing and revising written contingency plans addressing possible failures of technology and services in their various business operations. PIMCO Advisors also anticipates that it will continuously revise its contingency plans until December 31, 1999, as new risks and strategies become apparent. Although PIMCO Advisors and its subsidiaries are preparing plans, no assurance can be given that contingency plans can be developed that would avoid all problems in the event of the failure of certain mission critical systems, counterparties, and third-party providers.

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

                          PIMCO ADVISORS HOLDINGS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                   June 30, 1999      December 31, 1998
                                                                   -------------      -----------------
                                                                        (Dollars in thousands)
-------------------------------------------------------------------------------------------------------
ASSETS
   Current assets:
     Cash and cash equivalents                                        $     22             $ 10,580
     Distribution receivable and other current assets                   33,007               32,033
                                                                      --------             --------
       Total current assets                                             33,029               42,613
   Investment in operating partnership                                 459,130              461,230
   Other non current assets                                                153                  153
                                                                      --------             --------
TOTAL ASSETS                                                          $492,312             $503,996
                                                                      ========             ========
LIABILITIES
   Distribution payable                                               $ 28,568             $ 27,631
   Other current liabilities                                             3,085               14,746
                                                                      --------             --------
       Total liabilities                                                31,653               42,377
                                                                      --------             --------
PARTNERS' CAPITAL
   General Partner                                                          63                   63
   Limited Partners (49,250,849 units issued and outstanding
    at June 30, 1999 and 48,469,822 units issued and
    outstanding at December 31, 1998)                                  460,596              461,556
                                                                      --------             --------
       Total Partners' Capital                                         460,659              461,619
                                                                      --------             --------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $492,312             $503,996
                                                                      ========             ========

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For The           For The Three          For The              For The
                                                 Three Months Ended     Months Ended      Six Months Ended     Six Months Ended
                                                   June 30, 1999        June 30, 1998       June 30, 1999        June 30, 1998
                                                 ------------------   -----------------   -----------------   -------------------
                                                                 (Dollars in thousands, except per unit amounts)
REVENUES:
   Equity in earnings of operating Partnership            $27,106             $23,634             $41,463               $43,672
                                                          -------             -------             -------               -------
           Total revenues                                  27,106              23,634              41,463                43,672
                                                          -------             -------             -------               -------
EXPENSES:
   Taxes and other, net                                     4,028               4,260               7,690                 7,773
                                                          -------             -------             -------               -------
                 Total expenses                             4,028               4,260               7,690                 7,773
                                                          -------             -------             -------               -------
Net income                                                $23,078             $19,374             $33,773               $35,899
                                                          =======             =======             =======               =======
Basic net income per unit                                 $  0.47             $  0.42             $  0.69               $  0.78
                                                          =======             =======             =======               =======
Diluted net income per unit                               $  0.45             $  0.39             $  0.66               $  0.73
                                                          =======             =======             =======               =======
Distributions declared per unit                           $  0.58             $  0.53             $  1.16               $  1.06
                                                          =======             =======             =======               =======

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           For The             For The
                                                          Six Months          Six Months
                                                            Ended               Ended
                                                        June 30, 1999        June 30, 1998
                                                      ------------------   -----------------
                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $33,773                   $35,899
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Distributions received greater (less) than the
  equity in earnings of operating partnership           23,251                      (824)
Change in operating assets and liabilities:
     Change in other assets                                 35                       (52)
     Change in other liabilities                       (11,661)                    8,112
                                                       -------                   -------
Net cash provided by operating activities               45,398                    43,135
                                                       -------                   -------
Cash Flows from Investing Activities:
Investment in operating partnership                       (120)                     (120)
                                                       -------                   -------
Net cash used in investing activities                     (120)                     (120)
                                                       -------                   -------
Cash Flows from Financing Activities:
Cash distributions paid                                (55,956)                  (39,613)
Capital contribution from General Partner                    -                        17
Issuance of limited partnership units on
 Exercise of options                                       120                       120
                                                       -------                   -------
Net cash used in financing activities                  (55,836)                  (39,476)
                                                       -------                   -------
Net (decrease) increase in cash and cash equivalents   (10,558)                    3,539
Cash and cash equivalents, beginning of period          10,580                    15,522
                                                       -------                   -------
Cash and cash equivalents, end of period               $    22                   $19,061
                                                       =======                   =======
Supplemental disclosure
Income tax paid                                        $20,446                   $     -
                                                       =======                   =======

The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at June 30, 1999 and December 31, 1998, (b) the results of operations for the three and six month periods ended June 30, 1999 and 1998 and (c) the cash flows for the six-month periods ended June 30, 1999 and 1998, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) have been made. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 44% interest (approximately 49.3 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                           June 30, 1999   December 31, 1998
                                                                           -------------   -----------------
                                                                                (Dollars in thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $   52,156         $   46,134
  Short term investments                                                          91,754             69,923
  Fees receivable                                                                156,844            171,222
  Other current assets                                                            19,538             38,073
                                                                              ----------         ----------
        Total current assets                                                     320,292            325,352
Investment in unconsolidated partnerships                                          3,999              4,764
Fixed assets-net of accumulated depreciation and amortization                     29,215             22,717
Intangible assets-net of accumulated amortization                                978,291          1,005,817
Other non current assets                                                         102,383             53,388
                                                                              ----------         ----------
             Total assets                                                     $1,434,180         $1,412,038
                                                                              ==========         ==========

LIABILITIES

Current liabilities:
  Accounts payable, accrued expenses and other current liabilities            $   62,849         $   65,244
  Accrued compensation                                                            93,356             68,476
  Distribution payable                                                            75,943             73,455
  Short term borrowings                                                           65,000             65,000
                                                                              ----------         ----------
  Total current liabilities                                                      297,148            272,175
Long term notes                                                                   80,467             80,467
Other non current liabilities                                                        162                309
                                                                              ----------         ----------
             Total liabilities                                                   377,777            352,951
                                                                              ----------         ----------

PARTNERS' CAPITAL

General Partner (50,055,947 units issued and outstanding at June 30,
  1999 and 49,274,920 units issued and outstanding at December 31,
  1998)                                                                          777,258            801,304


Class A Limited Partners (63,292,235 units issued and outstanding at
  June 30, 1999 and 62,021,252 units issued and outstanding at
  December 31, 1998)                                                             345,436            336,438


Unamortized compensation                                                         (66,139)           (78,655)
Cumulative translation adjustment                                                   (152)                 -
                                                                              ----------         ----------
        Total Partners' Capital                                                1,056,403          1,059,087
                                                                              ----------         ----------

             Total liabilities and partners' capital                          $1,434,180         $1,412,038
                                                                              ==========         ==========


The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  For The Three Months             For The Six Months
                                                                          Ended                          Ended
                                                                June 30,        June 30,         June 30,        June 30,
                                                                --------        --------         --------        --------
                                                                  1999            1998             1999            1998
                                                                  ----            ----             ----            ----
                                                                               (Dollars in thousands)
REVENUES

 Investment advisory fees:
      Private accounts                                          $144,453         $142,211        $281,542         $271,361
      Proprietary Funds                                           72,434           53,810         138,397          100,623
 Distribution and servicing fees                                  27,824           20,591          53,329           38,485
                                                                --------         --------        --------         --------
      Total revenues                                             244,711          216,612         473,268          410,469
                                                                --------         --------        --------         --------

EXPENSES
 Compensation and benefits                                        99,598           90,241         197,883          174,092
 Commissions                                                      24,356           19,784          46,553           37,025
 Amortization of intangible assets, Restricted Unit and
      Option Plans                                                18,975           20,173          48,980           39,831

 General and administrative                                       15,440           10,876          30,189           19,807
 Occupancy and equipment                                           7,249            5,438          19,507           10,560
 Other                                                            17,195           14,980          35,433           27,252
                                                                --------         --------        --------         --------
      Total expenses                                             182,813          161,492         378,545          308,567
                                                                --------         --------        --------         --------
Net income                                                        61,898           55,120          94,723          101,902
                                                                --------         --------        --------         --------

OTHER COMPREHENSIVE INCOME

 Foreign currency translation adjustments                            (11)               -            (152)               -
                                                                --------         --------        --------         --------
      Total other comprehensive income                               (11)               -            (152)               -
                                                                --------         --------        --------         --------
Comprehensive income                                            $ 61,887         $ 55,120        $ 94,571         $101,902
                                                                ========         ========        ========         ========


Net income per unit:

 Basic net income per General Partner and Class A
      Limited Partner Unit                                      $   0.55         $   0.51        $   0.85         $   0.95
                                                                ========         ========        ========         ========
 Diluted net income per General Partner and Class A
      Limited Partner Unit                                      $   0.53         $   0.48        $   0.81         $   0.90
                                                                ========         ========        ========         ========

The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               For The Six          For The Six
                                                                 Months               Months
                                                                  Ended                Ended
                                                              June 30, 1999        June 30, 1998
                                                              -------------        -------------
                                                                    (Dollars in thousands)
Cash Flows from Operating Activities:
Net income                                                       $  94,723             $ 101,902
Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation, amortization                                       41,370                34,164
   Restricted unit & Option Plans                                   21,455                12,305
   Equity in loss of unconsolidated partnership                        (70)                   58
   Unrealized gain on investments                                     (691)                 (703)
   Realized gain on investments                                     (3,987)                    -
   Issuance of restricted units in lieu of directors fees               40                    21
   Other                                                              (152)                    -
   Change in operating assets and liabilities:
       Change in fees receivable                                    14,378               (11,412)
       Change in other assets                                      (36,820)              (37,706)
       Change in accrued liabilities and other current
          liabilities                                                   93                 4,121
       Change in accrued compensation                               24,880                34,827
       Change in other long term liabilities                          (147)               17,048
                                                                 ---------             ---------
Net cash provided by operating activities                          155,072               154,625
                                                                 ---------             ---------
Cash Flows from Investing Activities:
Purchase of fixed assets                                           (12,278)               (3,878)
Notes receivable advances                                           (1,781)                 (943)
Purchase of investments                                            (66,722)              (51,419)
Sale of fixed assets                                                    77                    --
Sale of investments                                                 49,942                 7,406
Redemptions from (investments in) partnerships                         462                  (615)
                                                                 ---------             ---------
Net cash used in investing activities                              (30,300)              (49,449)
                                                                 ---------             ---------
Cash Flows From Financing Activities:
Short term borrowings                                                    -                45,000
Cash distributions paid                                           (149,669)             (126,625)
Issuance of limited partnership units to deferred
  compensation plan trust                                           28,743                14,826
Capital contribution from General Partner                                -                    16
Issuance of limited partnership units on exercise of
  options                                                            2,176                 3,641
                                                                 ---------             ---------
Net cash used in financing activities                             (118,750)              (63,142)
                                                                 ---------             ---------
Net increase in cash and cash equivalents                            6,022                42,034
Cash and cash equivalents, beginning of period                      46,134                34,301
                                                                 ---------             ---------
Cash and cash equivalents, end of period                         $  52,156             $  76,335
                                                                 =========             =========
Supplemental disclosures
Income tax paid                                                  $     320             $   6,469
                                                                 =========             =========
Interest paid                                                    $   4,712             $   3,660
                                                                 =========             =========

The accompanying notes are an integral part of these financial statements.

                              PIMCO ADVISORS L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at June 30, 1999 and December 31, 1998, (b) the results of operations for the three and six month periods ended June 30, 1999 and 1998, and (c) the cash flows for the six-month periods ended June 30, 1999 and 1998, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2
     - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

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

Item 1.  Legal Proceedings.  None

Item 2.  Changes in Securities and Use of Proceeds.  None

Item 3.  Defaults Upon Senior Securities.  None

Item 4.  Submission of Matters to a Vote of Security Holders.  None

Item 5.  Other Information.

     Columbus Circle Investors.

     On June 30, 1999, PIMCO Advisors L.P. completed its withdrawal as a partner of Columbus Circle Investors, resulting in ownership residing with a management group pursuant to an Admission Agreement. The Admission Agreement and the General Partnership Agreement of Columbus Circle Investors provide for payments to PIMCO Advisors L.P. Columbus Circle Investors is a Stamford, Connecticut based former investment management subsidiary of PIMCO Advisors, which as of June 30, 1999 managed approximately $4.5 billion in assets.

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



                                       PIMCO Advisors Holdings L.P.


                                       By:  /s/ William D. Cvengros
                                          ----------------------------------
                                            William D. Cvengros
                                            Chief Executive Officer


                                       By:  /s/  Robert M. Fitzgerald
                                          ----------------------------------
                                            Robert M. Fitzgerald
                                            Principal Accounting Officer



Date:  August 12, 1999