Form 10-Q
period 1999-09-30
PIMCO ADVISORS HOLDINGS LP
filed 1999-11-15
CIK 814562

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to __________

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

Yes   X     No _____
    ------

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 30, 1999, there were 49,553,023 units of limited partner interest outstanding.

                         PIMCO ADVISORS HOLDINGS L.P.

                         PART I--FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)
------

                                                                                     Page
                                                                                     ----
     PIMCO Advisors Holdings L.P.

 Statements of Financial Condition as of September 30, 1999 and December 31, 1998      12

 Statements of Operations for the three months ended September 30, 1999 and September 30, 1998 and the nine months ended September 30, 1999
     and September 30, 1998                                                            13

 Statements of Cash Flows for the nine months ended September 30, 1999
     and September 30, 1998                                                            14

 Notes to Financial Statements                                                         15

     PIMCO Advisors L.P.

 Consolidated Statements of Financial Condition as of September 30, 1999 and
     December 31, 1998                                                                 16

 Consolidated Statements of Operations for the three months ended
     September 30, 1999 and September 30, 1998 and the nine months
     ended September 30, 1999 and September 30, 1998                                   17

 Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1999 and September 30, 1998                                   18

 Notes to Consolidated Financial Statements                                            19

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

     PIMCO Advisors is one of the largest investment management companies in the United States with approximately $256.2 billion under management at September 30, 1999. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients. Its investment advisor subsidiaries, led by Pacific Investment Management and Oppenheimer Capital, are widely recognized for consistently posting attractive performance and high quality service to more than 1,600 institutional clients worldwide, including more than one-third of the nation's largest 100 corporations. In addition, PIMCO Advisors manages a family of 53 stock and bond mutual funds. PIMCO Advisors' business focuses on:

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

     Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 53 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

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

Other Events.
-------------

     On October 31, 1999, PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. entered into an Implementation and Merger Agreement ("Implementation Agreement") with Allianz of America, Inc., Pacific Asset Management LLC, PIMCO Partners LLC, PIMCO Holding LLC and PIMCO Partners, G.P. Pursuant to the Implementation Agreement, Allianz A.G., as the ultimate parent of Allianz of America, Inc. would acquire a majority ownership (approximately 70%) of PIMCO Advisors including all of the interests held at PIMCO Advisors Holdings L.P. Under the terms of the Implementation Agreement the PIMCO Advisors Holdings units would be exchanged by way of a merger for $38.75 per unit in cash, subject to adjustment under certain circumstances. The transaction is subject to a number of approvals and contingencies, including client and regulatory approvals and the approval of the unitholders of PIMCO Advisors Holdings L.P. The transaction is expected to close in March 2000. PIMCO Advisors L.P. is expected to incur substantial expenses in connection with closing the transaction.

PIMCO ADVISORS HOLDINGS L.P.
----------------------------

Comparative Results of Operations
---------------------------------

Quarter and Nine Months Ended September 30, 1999 Compared To Quarter and Nine Months Ended September 30, 1998

     PIMCO Holdings realized $26.0 million as its proportionate share of earnings of PIMCO Advisors (approximately 44%) for the three months ended September 30, 1999 and $67.4 million for the nine months ended September 30, 1999 as compared with $22.7 million for the three months ended September 30, 1998, and $66.3 million for the nine months ended September 30, 1998. This increase in year to date earnings of $1.1 million (1.6%), was a result of increases in the net income of PIMCO Advisors, resulting principally from its increased managed assets and the related revenues, materially affected by two non-recurring items: (i) a non-recurring charge of $19.4 million at PIMCO Advisors in the first quarter of 1999 which related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs primarily related to changes in its senior management, and (ii) a non-recurring gain of $3.9 million realized in the second quarter from the sale of Blairlogie Capital Management ("Blairlogie"). PIMCO Holdings proportionate share of these non-recurring items resulted in a net charge of approximately $6.8 million in the nine month period ended September 30, 1999. This amounted to a net charge of $0.14 per unit on a diluted basis in the nine month period. PIMCO Advisors' recurring earnings increased by $8.1 million (15.7%) for the three months ended September 30, 1999 and by $16.4 million (10.7%) for the nine months ended September 30, 1999, compared to the same periods ended September 30, 1998. The increase in recurring earnings for the three month and nine month periods ended September 30, 1999, resulted principally from increased managed assets and the related revenues. PIMCO Advisors' assets under management increased $1.6 billion to $256.2 billion during the quarter ended September 30, 1999, which was comprised of $6.9 billion of net cash inflows offset by $5.3 billion of market depreciation. There can be no assurance that future cash flows or market activity will occur at the rates experienced in recent periods.

Taxes

     PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of individual partners. Under the change in the tax laws enacted in August of 1997, PIMCO Holdings elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses. Based upon current recurring operating margins, the publicly traded partnership tax amounts to an approximate 16-17% reduction in otherwise reportable net income and an approximate 12-13% reduction in cash flow otherwise available for distribution, aggregating approximately $4.0 million in the third quarter of 1999. Because the tax is a function of allocable operating revenue, these effective rates were significantly higher in the first quarter of 1999 when PIMCO Advisors recognized the non-recurring charge discussed above. Similar taxes may be imposed by states in which PIMCO Holdings does business.

Liquidity and Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors for its liquidity and capital resources. For the quarter ended September 30, 1999, PIMCO Holdings declared distributions to holders of PIMCO Holdings units of $0.60 per unit compared to distributions declared during the quarter ended September 30, 1998 of $0.55 per unit. PIMCO Holdings' policy is to distribute substantially all its net operating cash flow on an annual basis subject to establishment of appropriate reserves. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis.

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

PIMCO ADVISORS L.P.

Comparative Results of Operations
---------------------------------

Quarter and Nine Months Ended September 30, 1999 Compared To The Quarter And Nine Months Ended September 30, 1998

Revenues

     PIMCO Advisors derives substantially all its revenues from advisory fees for investment management services provided through its investment management subsidiaries to its institutional and individual clients and advisory, distribution and servicing fees for services provided principally to the PIMCO Funds.

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client, and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors' management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management. While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees aggregated $6.6 million for the three months ended September 30, 1999 and $15.1 million for the nine months ended September 30, 1999 compared to $6.4 million for the three months ended September 30, 1998 and $22.9 million for the nine months ended September 30, 1998. The decrease in performance fees occurred primarily in an equity product seeking to outperform the S&P 500 index.

     The following table sets forth the composition of PIMCO Advisors' assets under management for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998:

                                              September 30, 1999      September 30, 1998
                                              ------------------      ------------------
                                                        (Dollars in millions)
Assets under management by source:
  Institutional separate accounts
     Fixed income                                 $  117,361              $102,109
     Equity                                           44,441                45,305
  Retail products and mutual funds                    94,351                78,472
                                                    --------              --------
         Total                                      $256,153              $225,886
                                                    ========              ========
Assets under management by type:
  Fixed income                                      $168,073              $141,816
  Equity                                              84,818                80,993
  Money market                                         3,262                 3,077
                                                    --------              --------
         Total                                      $256,153              $225,886
                                                    ========              ========

     PIMCO Advisors' consolidated revenues, including those of its wholly-owned subsidiary PIMCO Funds Distributors LLC ("PFD"), were $242.9 million for the three months ended September 30, 1999 compared to $213.9 million for the three months ended September 30, 1998, an increase of $29.0 million (13.6%). PIMCO Advisors consolidated revenues were $716.2 million for the nine months ended September 30, 1999 compared to $624.4 million for the nine months ended September 30, 1998, an increase of $91.8 million (14.7%). Advisory revenues increased $20.6 million (10.7%) to $213.2 million for the three months ended September 30, 1999 and increased $68.5 million (12.1%) to $633.1 million for the nine months ended September 30, 1999 compared to $192.6 million and $564.6 million, respectively, for the same periods in 1998. Distribution and servicing revenues increased $8.4 million to $29.7 million for the three months ended September 30, 1999 and increased $23.3 million to $83.1 million for the nine months ended September 30, 1999, compared to $21.3 million and to $59.8 million, respectively, for the same periods in 1998.

     The increases in PIMCO Advisors' revenues for the three months and nine months ended September 30, 1999 resulted primarily from a $30.3 billion (13.4%) increase in assets under management since September 30, 1998, which included $22.1 billion of net cash inflows offset by a reduction in assets under management of $5.2 billion related to the sales of the Blairlogie and CCI subsidiaries. Assets under management reached $256.2 billion at September 30, 1999. Assets under management increased by $1.6 billion during the three months ended September 30, 1999 and by $12.0 billion during the nine months ended September 30, 1999, including net cash inflows of $6.9 billion for the three months ended September 30, 1999 and $16.7 billion for the nine months ended September 30, 1999, both exclusive of the asset reductions from the Blairlogie and CCI sales.

Expenses

     Expenses for the quarter ended September 30, 1999 were $183.6 million compared to $162.7 million for the same period in the prior year. Expenses for the nine months ended September 30, 1999 were $562.2 million compared to $471.3 million for the same period in the prior year. This increase in total expenses was heavily influenced by a non-recurring charge of $19.4 million recorded in the first quarter of 1999 related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs related to changes in its senior management. This charge was reflected as $0.5 million in compensation and benefits; $10.5 million in amortization of restricted unit and option plans; $5.4 million in occupancy and equipment; and $3.0 million in general and administrative expenses. These expenses are offset by a non-recurring gain of $3.9 million related to the sale of Blairlogie which is reflected as a reduction of other expenses, which was recorded in the second quarter.

     Compensation and benefits for the three months ended September 30, 1999 were $98.0 million, which was $9.1 million or 10.2% higher than the three months ended September 30, 1998. Compensation and benefits for the nine months ended September 30, 1999 were $295.8 million, which was $32.8 million or 12.5% higher than the three months ended September 30, 1998. The increases reflect the previously discussed non-recurring charge and additional staffing, particularly at Pacific Investment Management Company, as well as higher profit sharing expenses which are based upon profits of each of the investment management subsidiaries.

     Commission expenses related to sales and servicing of retail mutual funds and similar products, increased $1.2 million to $21.2 million in the three months ended September 30, 1999 and increased $10.7 million to $67.8 million in the nine months ended September 30, 1999 compared to the same periods in the prior year, reflecting higher "trail" commissions due to an increased level of qualifying assets, as well as increased "up front" commissions on higher current sales levels. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds.

     General and administrative expenses were $16.0 million during the three months ended September 30, 1999, an increase of $4.5 million (39.5%) compared to the three months ended September 30, 1998. General and administrative expenses were $46.2 million during the nine months ended September 30, 1999, an increase of $14.9 million (47.7%) compared to the nine months ended September 30, 1998. These increases can be primarily attributed to the previously discussed non-recurring charge of $3.0 million in the first quarter of 1999, and expanded operations at most subsidiaries, including the costs of operating the expanded PIMCO Funds complex. Occupancy and equipment increased by $4.8 million to $10.9 million for the three months ended September 30, 1999 and by $13.7 million to $30.4 million for the nine months ended September 30, 1999 in comparison to the same periods in the prior year. Exclusive of the previously discussed non-recurring charge of $5.4 million in the first quarter of 1999, the increases can be attributed primarily to additional office space and equipment as a result of additional staffing.

     Amortization of intangible assets was $13.8 million for the three months ended September 30, 1999 and 1998, and was $41.3 million for the nine months ended September 30, 1999 and 1998.

     Restricted unit and option plan costs were $5.4 million in the three months ended September 30, 1999 and $26.8 million for the nine months ended September 30, 1999 compared to $6.6 million and $18.9 for the same periods in the prior year, a decrease of $1.2 million (18.9%) for the three months ended September 30, 1999 and an increase of $7.9 million (41.8%) for the nine months ended September 30, 1999. Exclusive of the non-recurring charge of $10.5 million recorded in the first quarter as previously discussed, this cost category remained relatively stable.

     Other expenses increased by $2.7 million for the three months ended September 30, 1999 and by $10.8 million for the nine months ended September 30, 1999 in comparison to the same periods of the prior year. The increases were due principally to increases in marketing and promotional costs, interest expense and professional fees as well as other increases reflective of inflation and increased staffing, offset by the previously discussed $3.9 million gain on the sale of Blairlogie realized in the second quarter of 1999.

Liquidity and Capital Resources

     PIMCO Advisors business has not historically been capital intensive. In general, working capital requirements have been satisfied out of operating cash flow or short-term borrowings. PIMCO Advisors' policy is to make quarterly distributions to its unitholders.

     PIMCO Advisors had approximately $170.0 million of cash and cash equivalents and short-term investments at September 30, 1999 compared to approximately $116.1 million at December 31, 1998. PIMCO Advisors liquidity not otherwise used for quarterly distributions will be used for general purposes including profit-sharing payments, seed money for new mutual funds and brokers' commissions on sales of mutual fund shares distributed without a front-end sales load. PIMCO Advisors believes that the level of such commissions may increase in the future due to the introduction of new products and mutual fund pricing structures which may require an alternate financing source.

     For the quarter ended September 30, 1999, PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $0.69 per unit. PIMCO Advisors' policy is to distribute substantially all its net cash flow on an annual basis after provision for appropriate reserves. Distributions are declared and paid to unitholders within thirty days following the end of each calendar quarter to holders of record on March 31, June 30, September 30 and December 31 of each year. The Management Board of PIMCO Advisors evaluates distribution levels on a quarterly basis. Actual distribution levels will depend on the financial performance of PIMCO Advisors. There can be no assurance that historical distribution rates will be maintained. Distributions made by PIMCO Holdings will depend on the profitability of the investment management business of PIMCO Advisors, which is affected in part by overall economic conditions and other factors affecting capital markets generally, many of which are beyond the control of PIMCO Holdings and PIMCO Advisors.

     PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. As of September 30, 1999, $149.5 million of that debt had been exchanged for limited partnership units at a rate of $33.33 per unit. The remaining $80.5 million of such debt is expected to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next 6 to 7 years. On May 12, 1998 PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital and strategic opportunities. As of September 30, 1999, $90.0 million was outstanding under this facility.

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

Year 2000 Readiness Disclosure
------------------------------

     Over the past three years PIMCO Advisors and its subsidiaries have invested thousands of staff hours and millions of dollars in the Y2K effort, working to assure that we will conduct business as usual into the next millennium. The United States securities industry is massive in size and complex in function. It is characterized by a heavy reliance on computerized information processing technology and by extensive interdependencies. Many of the world's computer systems record years in a two-digit format. These systems may be unable to correctly recognize, interpret or use dates beyond the year 1999. This inability to process date information might lead to significant business disruptions. Before discussing PIMCO Advisors' year 2000 readiness, it is important that one essential principal (from the Report to Congress of the Readiness of the United
                              -------------------------------------------------
States Securities Industry and Public Companies to meet the Information
-----------------------------------------------------------------------
Processing Challenges of the Year 2000 (United States Securities and Exchange
-----------------------------------------------------------------------------
Commission June 1997) be understood. "It is not, and it will not, be possible
--------------------
for any single entity or collective enterprise to represent that it has achieved complete Year 2000 compliance and thus to guarantee its remediation efforts."

     We have taken steps to assure that our computer systems will function properly after 1999. PIMCO Advisors and its subsidiaries have designated a team of information and business professionals to address the Year 2000 problem and have developed a written Year 2000 Plan to address Year 2000 issues. PIMCO Advisors presently estimates that its Year 2000 related expenditures will be approximately $17.1 million and that Year 2000 expenditures will not have a material affect on its operations. As of September 30, 1999, PIMCO Advisors and its subsidiaries have expended an estimated $14.9 million on Year 2000 related costs. Because the Year 2000 project is an ongoing company-wide endeavor, the state of progress changes daily. Year 2000 budget estimates are subject to change and revision. See "Uncertainty" below. The PIMCO Advisors' Year 2000 Plan consists of five general phases: Awareness, Assessment, Remediation, Testing, and Implementation.

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

     Assessment: During the Assessment phase, the Year 2000 team prepared an inventory of Information Technology ("IT") and non-IT systems used in PIMCO Advisors' and its subsidiaries' business. Systems are classified as software, hardware, and embedded chips. Separately, systems are also classified as mission critical systems and non mission critical systems. Except for voice, and data lines, security, fire, electrical and other building facilities, PIMCO Advisors does not currently believe that the failure of its non IT systems would have a material adverse effect upon its business. As the inventory was compiled and verified, each system was preliminarily assessed for Year 2000 compliance. This preliminary assessment was made by obtaining manufacturers' representations that a given product is Year 2000 compliant or other evidence of compliance. Systems for which no such evidence can be obtained are identified as candidates for correction or replacement ("Remediation"). The assessment phase is substantially complete. On-going assessment of systems will continue as new information becomes available or as deemed prudent.

     Remediation: During the Remediation phase, software, hardware, and embedded chips identified during the Assessment phase to be non-Year 2000 compliant were corrected or replaced. We have substantially completed remediation of the non compliant software, hardware, and non IT systems. Further corrections and replacements may be required after the Remediation phase as a result of issues identified during the Testing phase or otherwise.

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

     Implementation: During the Implementation phase, systems that have been tested and identified as being Year 2000 compliant are put into normal business operation. PIMCO Advisors and its subsidiaries have substantially completed Implementation.

     Contingency: PIMCO Advisors and its subsidiaries have prepared written contingency plans addressing possible failures of technology and services in their various business operations. These plans are substantially complete and are now being implemented. However, PIMCO Advisors and its subsidiaries also anticipate that they will continuously revise their contingency plans until December 31, 1999, as new risks and strategies become apparent. Although we have prepared plans, no assurance can be given that contingency plans can be developed that would avoid all problems in the event of the failure of certain mission critical systems, counterparties, and third-party providers.

     Third Parties: Our business operations are heavily dependent upon a complex worldwide network of systems that contain date fields, including data feeds to trading systems, securities transfer agent operations and stock markets. Our ability to assess the effects of the Year 2000 Problem upon our clients is highly dependent upon the efforts of third parties, particularly brokers, dealers, and clients' custodians. With respect to the Year 2000 Problem, the failure of third party organizations to resolve their own processing issues in a timely manner could have a material adverse effect on PIMCO Advisors' business. We have taken steps to assess the Year 2000 readiness of material third parties with which we do business. In addition, we have substantially completed an inventory of brokers, dealers, custodians, and other material third parties with which we have direct, significant business relationships. We have sent written questionnaires to the identified third parties inquiring about the status of their Year 2000 compliance programs, following up with additional questionnaires and telephone calls where necessary. With respect to our most significant business partners, PIMCO Advisors has conducted on-site reviews of their Year 2000 programs. We currently anticipate that efforts with respect to assessing the Year 2000 status of our counterparties and other third parties will continue into the Year 2000.

     No Guarantee Against Losses: We never have and cannot guarantee investment performance. Likewise, we cannot guarantee that Year 2000 will not result in any portfolio losses. Our analysts and portfolio managers take Year 2000 risks into account when they make investment decisions, such as choosing counterparties and evaluating other risks associated with the purchase or sale of securities. The type of evaluation conducted can vary depending upon a client's investment objectives, policies, and restrictions, as well as the type of issuer. Our portfolio managers' job is a difficult one because the amount and type of information available on issuers and counterparties often varies substantially, and there often is little or no assurance of its accuracy or completeness. In particular, foreign issuers, counterparties, or institutions often do not publish or make available information on their readiness.

     Uncertainty: This discussion of PIMCO Advisors' and its subsidiaries' Year 2000 program contains forward looking statements. At present, the management of PIMCO Advisors believes that costs associated with the Year 2000 problem will not have a material adverse effect on PIMCO Advisors' business or operations. However, PIMCO Advisors expects that its Year 2000 expense estimates will change as the Year 2000 approaches and PIMCO Advisors and its subsidiaries complete the Testing and Implementation phases. Although PIMCO Advisors' efforts and expenditures on Year 2000 issues are substantial, there can be no assurances that its clients, unitholders, counterparties or others will not suffer from disruptions or adverse results arising as a consequence of entering Year 2000. PIMCO Advisors' current expectations regarding its own and its counterparties transition to Year 2000 are based upon information currently at hand, and are subject to a number of uncertainties and factors that are beyond its control and which could cause actual costs to differ materially from those currently expected. Furthermore, although management currently anticipates that its expenditures and efforts are appropriate, complications as yet unidentified with internal or external systems, with data providers, with other securities firms or institutions, with other counterparties, and with general economic conditions related to the Year 2000 in general may trigger significantly greater expenses or losses.

                         PIMCO ADVISORS HOLDINGS L.P.
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                              September 30, 1999    December 31, 1998
                                                              ------------------    -----------------
                                                                    (Dollars in thousands)
-----------------------------------------------------------------------------------------------------
ASSETS
     Current assets:
        Cash and cash equivalents                                   $      2            $ 10,580
        Distribution receivable and other current assets              34,202              32,033
                                                                    --------            --------
          Total current assets                                        34,204              42,613
     Investment in operating partnership                             457,495             461,230
     Other non current assets                                            153                 153
                                                                    --------            --------

TOTAL ASSETS                                                        $491,852            $503,996
                                                                    ========            ========

LIABILITIES

     Distribution payable                                           $ 29,735            $ 27,631
     Other current liabilities                                         2,671              14,746
                                                                    --------            --------
        Total liabilities                                             32,406              42,377
                                                                    --------            --------
PARTNERS' CAPITAL

      General Partner                                                     62                  63
      Limited Partners (49,553,023 units issued and
        outstanding at September 30, 1999 and 48,469,822
        units issued and outstanding at December 31, 1998)           459,384             461,556
                                                                    --------            --------
        Total Partners' Capital                                      459,446             461,619
                                                                    --------            --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                             $491,852            $503,996
                                                                    ========            ========

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For The           For The          For The            For The
                                                   Three Months      Three Months      Nine Months        Nine Months
                                                      Ended             Ended            Ended              Ended
                                                   September 30,     September 30,    September 30,      September 30,
                                                   ------------      ------------     ------------       ------------
                                                       1999              1998              1999             1998
                                                       ----              ----              ----             ----
                                                              (Dollars in thousands, except per unit amounts)
REVENUES:

   Equity in earnings of operating Partnership      $25,971            $22,669             $67,434            $66,341
                                                    -------            -------             -------            -------
           Total revenues                            25,971             22,669              67,434             66,341
                                                    -------            -------             -------            -------
EXPENSES:

   Taxes and other, net                               4,038              2,849              11,728             10,622
                                                    -------            -------             -------            -------
           Total expenses                             4,038              2,849              11,728             10,622
                                                    -------            -------             -------            -------
Net income                                          $21,933            $19,820             $55,706            $55,719
                                                    =======            =======             =======            =======

Basic net income per unit                           $  0.44            $  0.41             $  1.14            $  1.18
                                                    =======            =======             =======            =======
Diluted net income per unit                         $  0.42            $  0.39             $  1.08            $  1.11
                                                    =======            =======             =======            =======
Distributions declared per unit                     $  0.60            $  0.55             $  1.76            $  1.61
                                                    =======            =======             =======            =======

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                      For The             For The
                                                                    Nine Months         Nine Months
                                                                       Ended               Ended
                                                                    September 30,       September 30,
                                                                        1999                1998
                                                                        ----                ----
                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 55,706             $ 55,719
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Distributions received greater than the
  equity in earnings of operating partnership                           30,282                4,495

 Change in operating assets and liabilities:
     Change in other assets                                                 33                  (64)
     Change in other liabilities                                       (12,075)              11,226
                                                                      --------             --------
Net cash provided by operating activities                               73,946               71,376
                                                                      --------             --------

Cash Flows from Investing Activities:

Investment in operating partnership                                       (605)                (120)
                                                                      --------             --------
Net cash used in investing activities                                     (605)                (120)
                                                                      --------             --------

Cash Flows from Financing Activities:

Cash distributions paid                                                (84,524)             (64,336)
Capital contribution from General Partner                                    -                   17
Issuance of limited partnership units on
 Exercise of options                                                       605                  120
                                                                      --------             --------
Net cash used in financing activities                                  (83,919)             (64,199)
                                                                      --------             --------
Net (decrease) increase in cash and cash equivalents                   (10,578)               7,057
Cash and cash equivalents, beginning of period                          10,580               15,522
                                                                      --------             --------
Cash and cash equivalents, end of period                              $      2             $ 22,579
                                                                      ========             ========

Supplemental disclosure
Tax paid                                                              $ 24,246             $     --
                                                                      ========             ========

The accompanying notes are an integral part of these financial statements.

                         PIMCO ADVISORS HOLDINGS L.P.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of PIMCO Partners, G.P., the General Partner, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of (a) the financial condition at September 30, 1999 and December 31, 1998, (b) the results of operations for the three and nine month periods ended September 30, 1999 and 1998 and (c) the cash flows for the nine-month periods ended September 30, 1999 and 1998, for PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P) have been made. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes included in PIMCO Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

(2) PIMCO Holdings is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 44% interest (approximately 49.6 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, G.P. and other private holders hold the remaining interests in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                        September 30, 1999       December 31, 1998
                                                                        ------------------       -----------------
                                                                                   (Dollars in thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                    $   74,648               $   46,134
 Short term investments                                                           95,336                   69,923
 Fees receivable                                                                 174,829                  171,222
 Other current assets                                                             18,508                   38,073
                                                                              ----------               ----------
          Total current assets                                                   363,321                  325,352
Investment in unconsolidated partnerships                                          3,684                    4,764
Fixed assets - net of accumulated depreciation and amortization                   43,076                   22,717
Intangible assets - net of accumulated amortization                              964,528                1,005,817
Other non current assets                                                         105,166                   53,388
                                                                              ----------               ----------
                 Total assets                                                 $1,479,775               $1,412,038
                                                                              ==========               ==========

LIABILITIES
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities            $   70,098               $   65,244
  Accrued compensation                                                            97,891                   68,476
  Distribution payable                                                            78,629                   73,455
  Short term borrowings                                                           90,000                   65,000
                                                                              ----------               ----------
          Total current liabilities                                              336,618                  272,175
Long term notes                                                                   80,467                   80,467
Other non current liabilities                                                     10,392                      309
                                                                              ----------               ----------
                 Total liabilities                                               427,477                  352,951
                                                                              ----------               ----------

PARTNERS' CAPITAL
General Partner (50,358,121 units issued and outstanding at
 September 30, 1999 and 49,274,920 units issued and outstanding at
 December 31, 1998)                                                              771,174                  801,304
Class A Limited Partners (63,597,740 units issued and outstanding at September 30, 1999 and 62,021,252 units issued and outstanding
 at December 31, 1998)                                                           343,999                  336,438
Class D Limited Partners- Net of subscription loans (600 units
 issued and outstanding at September 30, 1999 and none at December                   175                        -
 31, 1998)
Unamortized compensation                                                         (63,191)                 (78,655)
Cumulative translation adjustment                                                    141                        -
                                                                              ----------               ----------
          Total Partners' Capital                                              1,052,298                1,059,087
                                                                              ----------               ----------

                 Total liabilities and partners' capital                      $1,479,775               $1,412,038
                                                                              ==========               ==========

The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                               For The Three Months               For The Nine Months
                                                                      Ended                               Ended
                                                           September 30,     September 30,      September 30,     September 30,
                                                           -------------     -------------      -------------     -------------
                                                               1999              1998               1999               1998
                                                               ----              ----               ----               ----
                                                                                (Dollars in thousands)

REVENUES
 Investment advisory fees:
      Private accounts                                          $135,649          $135,109           $417,191          $406,470
      Proprietary Funds                                           77,536            57,518            215,933           158,141
 Distribution and servicing fees                                  29,742            21,310             83,071            59,795
                                                                --------          --------           --------          --------
      Total revenues                                             242,927           213,937            716,195           624,406
                                                                --------          --------           --------          --------
EXPENSES
 Compensation and benefits                                        97,954            88,898            295,837           262,990
 Commissions                                                      21,233            20,048             67,786            57,073
 Amortization of intangible assets, Restricted Unit
  and Option Plans                                                19,125            20,374             68,105            60,205
 General and administrative                                       15,971            11,449             46,160            31,256
 Occupancy and equipment                                          10,919             6,169             30,426            16,729
 Other                                                            18,409            15,747             53,842            42,999
                                                                --------          --------           --------          --------
      Total expenses                                             183,611           162,685            562,156           471,252
                                                                --------          --------           --------          --------
Net income                                                        59,316            51,252            154,039           153,154
                                                                --------          --------           --------          --------

OTHER COMPREHENSIVE INCOME

 Foreign currency translation adjustments                            293                 -                141                 -
                                                                --------          --------           --------          --------
      Total other comprehensive income                               293                 -                141                 -
                                                                --------          --------           --------          --------
Comprehensive income                                            $ 59,609          $ 51,252           $154,180          $153,154
                                                                ========          ========           ========          ========


Net income per unit:
 Basic net income per General Partner and Class A
  Limited Partner Unit                                          $   0.53          $   0.47           $   1.38          $   1.42
                                                                ========          ========           ========          ========
 Diluted net income per General Partner and Class A
  Limited Partner Unit                                          $   0.50          $   0.45           $   1.32          $   1.35
                                                                ========          ========           ========          ========


The accompanying notes are an integral part of these financial statements.

                     PIMCO ADVISORS L. P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     For The Nine                  For The Nine
                                                                     Months Ended                  Months Ended
                                                                  September  30, 1999           September 30, 1998
                                                                  -------------------           ------------------
                                                                                (Dollars in thousands)
Cash Flows from Operating Activities:
Net income                                                                  $ 154,039                    $ 153,154
Adjustments to reconcile net income to
net cash provided by operating activities:
 Depreciation, amortization                                                    64,522                       52,076
 Restricted unit & Option Plans                                                26,816                       18,916
 Equity in (gain) loss of unconsolidated partnership                             (126)                          71
 Unrealized loss (gain) on investments                                            (68)                         811
 Realized gain on investments                                                  (4,028)                        (195)
 Issuance of restricted units in lieu of directors fees                            60                           40
 Other                                                                            142                            -
 Change in operating assets and liabilities:
    Change in fees receivable                                                  (3,607)                     (13,098)
    Change in other assets                                                    (43,161)                     (31,250)
    Change in accrued liabilities and other current
     liabilities                                                               10,028                        6,091
    Change in accrued compensation                                             29,415                       38,054
    Change in other long term liabilities                                      10,083                       (1,522)
                                                                            ---------                    ---------
Net cash provided by operating activities                                     244,115                      223,148
                                                                            ---------                    ---------
Cash Flows from Investing Activities:
Purchase of fixed assets                                                      (30,770)                      (7,520)
Notes receivable advances                                                      (1,952)                      (1,096)
Purchase of investments                                                       (98,242)                     (57,340)
Sale of fixed assets                                                               77                           33
Sale of investments                                                            77,352                       16,955
Redemptions from (investments in) partnerships                                    779                          603
                                                                            ---------                    ---------
Net cash used in investing activities                                         (52,756)                     (48,365)
                                                                            ---------                    ---------
Cash Flows From Financing Activities:
Short term borrowings                                                          25,000                       45,000
Cash distributions paid                                                      (227,364)                    (192,687)
Issuance of limited partnership units to deferred
 compensation plan trust                                                       36,858                       23,898

Capital contribution from General Partner                                           -                           16
Issuance of limited partnership units on exercise of                            2,661                        4,607
 options                                                                    ---------                    ---------
Net cash used in financing activities                                        (162,845)                    (119,166)
                                                                            ---------                    ---------
Net increase in cash and cash equivalents                                      28,514                       55,617
Cash and cash equivalents, beginning of period                                 46,134                       34,301
                                                                            ---------                    ---------
Cash and cash equivalents, end of period                                    $  74,648                    $  89,918
                                                                            =========                    =========

Supplemental disclosures
Income tax paid                                                             $     413                    $   7,110
                                                                            =========                    =========
Interest paid                                                               $   6,863                    $   5,941
                                                                            =========                    =========

The accompanying notes are an integral part of these financial statements.

                              PIMCO ADVISORS L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1) The condensed consolidated financial statements included herein have been prepared without audit in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the general partners, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of (a) the financial condition at September 30, 1999 and December 31, 1998, (b) the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and (c) the cash flows for the nine-month periods ended September 30, 1999 and 1998, for PIMCO Advisors L.P. ("PIMCO Advisors") have been made. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in PIMCO Advisors Holdings' Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made to conform the prior period presentation to the current period presentation. These interim results may not be indicative of the results which may occur in the future. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Comparative Results of Operations).

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

     Following the announcement of the execution of the Implementation and Merger Agreement with Allianz of America, Inc. several purported class action complaints were filed in the Court of Chancery for the County of New Castle, against William D. Cvengros, Kenneth M. Poovey, Robert M. Fitzgerald, PIMCO Partners, G.P., PIMCO Advisors Holdings L.P., Pacific Mutual Holding Company and Allianz AG (collectively the "Defendants") including Doris Tarnoff v. Defendants (Delaware Court of Chancery, New Castle County Civil Action No. 17511NC), Aaron
------------------------------------------------------------------------
Rosenberg v. Defendants (Delaware Court of Chancery, New Castle County Civil
                        ----------------------------------------------------
Action No. 17512NC), Myron Ruderman v. Defendants (Delaware Court of Chancery,
-------------------                               ----------------------------
New Castle County Civil Action No. 17513NC), Craig Benson v. Defendants
-------------------------------------------
(Delaware Court of Chancery, New Castle County Civil Action No. 17514NC), and
------------------------------------------------------------------------
John Sage v. Defendants (Delaware Court of Chancery, New Castle County Civil
                        ----------------------------------------------------
Action No. 17515NC). In addition a purported class action was filed in the
-------------------
Superior Court of Orange County California, Harriet Rand v. PIMCO Advisors Holdings L.P., William D. Cvengros, Kenneth M. Poovey, Robert M. Fitzgerald, PIMCO Partners, G.P., Pacific Mutual Holding Company and Allianz AG (Orange
                                                                    -------
County Superior Court, Case No. 816621 November 3, 1999).
--------------------------------------------------------
     The complaints allege, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the Implementation and Merger Agreement with Allianz of America, Inc. and the transactions contemplated thereby. The complaints seek compensatory and/or rescissionary money damages or, alternatively, injunctive relief or rescission of the transaction.

Item 2.  Changes in Securities and Use of Proceeds. None

Item 3.  Defaults Upon Senior Securities. None

Item 4.  Submission of Matters to a Vote of Security Holders. None

Item 5.  Other Information. None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.           Description
-----------


   11    Computations of Net Income Per Unit.

   27    Financial Data Schedule.

  2.1 Implementation and Merger Agreement dated as of October 31, 1999 by and among Allianz of America Inc., Pacific Asset Management LLC, PIMCO Advisors L.P., PIMCO Advisors Holdings L.P., PIMCO Partners, G.P., PIMCO Partners, LLC, PIMCO Holding LLC and certain other affiliated parties (Incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K as filed with the Commission on November 1,
         1999).

  2.2* List of Omitted Schedules and Other Attachments to Implementation and Merger Agreement dated as of October 31, 1999, which was filed as
         Exhibit 2.1 to the Current Report on Form 8-K of PIMCO Advisors Holdings L.P., filed on November 1, 1999.

  3.1 Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. dated as of June 30, 1999

 10.1 Written Consent of the General Partners of PIMCO Advisors L.P. dated July 1, 1999 (Establishment of Class D LP Units and specifying the rights and preferences of the Class D LP units)

 10.2 Written Consent of the General Partners of PIMCO Advisors L.P. September 21, 1999

 10.3 Written Consent of the General Partners of PIMCO Advisors Holdings dated September 21, 1999

        *The registrant hereby undertakes to furnish supplementally a copy of any such omitted schedule or other attachment to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K.

         Current Report on Form 8-K filed on November 1, 1999 reporting the execution of the Implementation and Merger Agreement.

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



                                       PIMCO Advisors Holdings L.P.


                                       By:  /s/ William D. Cvengros
                                            -----------------------
                                            William D. Cvengros
                                            Chief Executive Officer


                                       By:  /s/  Robert M. Fitzgerald
                                            -------------------------
                                            Robert M. Fitzgerald
                                            Principal Accounting Officer



Date: November 12, 1999

       INDEX TO EXHIBITS

                                                                                  Sequentially
Exhibit No.            Description                                                Numbered
-----------            -----------                                                ------------
Page
----
  11     Computations of Net Income Per Unit.                                            25

  27     Financial Data Schedule.                                                        28

 2.1     Implementation and Merger Agreement dated as of October 31, 1999 by and among Allianz of America Inc., Pacific Asset Management LLC, PIMCO
         Advisors L.P., PIMCO Advisors Holdings L.P., PIMCO Partners, G.P., PIMCO
         Partners, LLC, PIMCO Holding LLC and certain other affiliated parties
         (Incorporated by reference to Exhibit 2.1 of Registrant's Current
         Report on Form 8-K as filed with the Commission on November 1, 1999).           __

 2.2*    List of Omitted Schedules and Other Attachments to Implementation and
         Merger Agreement dated as of October 31, 1999, which was filed as
         Exhibit 2.1 to the Current Report on Form 8-K of PIMCO Advisors
         Holdings L.P., filed on November 1, 1999.                                       29

 3.1     Amended and Restated Agreement of Limited Partnership
         of PIMCO Advisors L.P. dated as of June 30, 1999                                31

10.1     Written Consent of the General Partners of PIMCO Advisors
         L.P. dated July 1, 1999 (Establishment of Class D LP Units
         and specifying the rights and preferences of the Class D LP units)              99

10.2     Written Consent of the General Partners of PIMCO Advisors
         L.P. September 21, 1999 (Revoke the power of the Management
         Board to approve or take any action with respect to certain transactions)      102

10.3     Written Consent of the General Partners of PIMCO Advisors
         Holdings dated September 21, 1999 (Revoke the power of the
         Management Board to approve or take any action with respect
         to certain transactions)                                                       104