Form 10-K405
period 1999-12-31
PIMCO ADVISORS HOLDINGS LP
filed 2000-03-30
CIK 814562

================================================================================
                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

Mark One:
    [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange
        Act of 1934

                  For the Fiscal Year ended December 31, 1999

                                      or

    [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities
        Exchange Act of 1934

                     For the Transition Period from     to

                           Commission file No. 1-9597

                          PIMCO ADVISORS HOLDINGS L.P.
             (Exact name of registrant as specified in its charter)

                     Delaware                           13-3412614
--------------------------------------------------------------------------------
           (State or other jurisdiction              (I.R.S. Employer
         of incorporation or organization)          Identification No.)

800 Newport Center Drive, Newport Beach, California        92660
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (949) 219-2200

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                       Which registered
              -------------------                    ---------------------
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


                              Page 1 of 98 pages
                          Exhibit Index is on Page 95

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the units of limited partner interest held by non-affiliates of the registrant as of March 15, 2000 was $1,921,949,362, based on the closing price of the units on the New York Stock Exchange on such date.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
================================================================================

                           FORWARD LOOKING STATEMENTS

     Except for the historical information and discussions contained herein, statements contained in this Form 10-K may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, including the performance of financial markets, the pending acquisition by Allianz AG, the investment performance of PIMCO Advisors L.P.'s sponsored investment products and separately managed accounts, general economic conditions, competitive conditions and government regulations, including changes in tax laws. PIMCO Advisors Holdings L.P. cautions readers to carefully consider such factors. Further, such forward-looking statements speak only as of the date on which such statements are made; PIMCO Holdings undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

                                     PART I

Item 1.  Business

Overview

     PIMCO Advisors Holdings L.P. ("PIMCO Holdings") is a Delaware limited partnership which as its sole business holds in excess of 50 million general partnership units of PIMCO Advisors L.P. ("PIMCO Advisors"), representing a 44% equity interest in PIMCO Advisors. PIMCO Partners, G.P. ("PGP") is the sole general partner of PIMCO Holdings and is the controlling general partner of PIMCO Advisors.

     PIMCO Holdings and PIMCO Advisors entered into an Implementation and Merger Agreement dated October 31, 1999 ("Implementation Agreement"), as amended March 3, 2000, with Allianz of America, Inc., Pacific Asset Management LLC, PIMCO Partners, LLC, PIMCO Holding LLC, PIMCO Partners, G.P., and other parties to the Implementation Agreement which provides for the acquisition of PIMCO Holdings by Allianz of America through a merger of an indirect subsidiary of Allianz of America into PIMCO Holdings. In the merger, all of the outstanding units of limited and general partner interest in PIMCO Holdings will be converted into the right to receive cash in an amount equal to $38.75 per unit, without interest and subject to potential downward adjustment. As a result of the merger, PIMCO Holdings will become an indirect wholly-owned subsidiary of Allianz of America.

     Following the merger, subsidiaries of Allianz of America will, in a series of transactions, acquire substantially all of the remaining interests in PIMCO Advisors at the same per unit purchase price PIMCO Holdings unitholders are receiving, other than those beneficially owned by Pacific Asset Management LLC which will retain an interest in PIMCO Advisors. As a result of the transactions, Allianz of America will control PIMCO Advisors, having acquired approximately 70% of the outstanding partnership interests of PIMCO Advisors. The merger will become effective at the time and date specified in the certificate of merger to be filed with the Secretary of State of the State of Delaware pursuant to the Delaware Revised Uniform Limited Partnership Act. We expect such filing and effective time to occur as soon as practicable after the special meeting, subject to adoption and approval of the Implementation Agreement, the merger and the other transactions contemplated by the merger agreement at the special meeting and the satisfaction or waiver of the other conditions to completing the transactions provided in the merger agreement.

     The general partner has scheduled a special meeting of the unitholders to be held on April 28, 2000, to approve and adopt the Implementation Agreement, the merger and the other transactions contemplated by the Implementation Agreement. Definitive Proxy materials were filed with the Securities and Exchange Commission on March 3, 2000. Detailed information concerning the Implementation Agreement and the transactions contemplated thereby is contained in the Definitive Proxy Materials. The affirmative vote of the holders of a majority of the Partnership units outstanding on the record date (February 29, 2000) is required to adopt and approve the Implementation Agreement, the merger of the indirect subsidiary of Allianz of America into PIMCO Holdings and the other transactions contemplated by the Implementation Agreement. The transaction is expected to close in the second quarter of 2000.

     Unitholders may obtain copies of the Definitive Proxy materials by requesting them in writing or by telephone from PIMCO Advisors Holdings L.P., 800 Newport Center Drive, Newport Beach, California 92660, Attention: Investor Relations, Telephone (877)407-7699.

     PIMCO Advisors is one of the largest investment management companies in the United States with approximately $260.6 billion under management at December 31, 1999. PIMCO Advisors' business provides high quality fixed income and equity investment management to institutional and retail clients. Its investment advisor subsidiaries, led by Pacific Investment Management Company and Oppenheimer Capital, are widely recognized for consistently posting attractive performance and high quality service to more than 1,600 institutional clients worldwide, including more than one-third of the nation's largest 100 corporations. In addition, PIMCO Advisors manages a family of 54 stock and bond mutual funds. PIMCO Advisors' business focuses on:

     Fixed Income. PIMCO Advisors provides fixed income investment management to institutional and retail clients including foreign and domestic corporate and public clients. Fixed income management is led by Pacific Investment Management Company, which offers impressive long-term performance records across a diverse range of product offerings such as total return, and other duration or sector specific strategies.

     Equity. PIMCO Advisors provides equity investment management to institutional and retail clients offering the investment management expertise of five equity management groups, including the highly regarded Oppenheimer Capital and PIMCO Equity Advisors. PIMCO Advisors offers investors an enhanced index based strategy and a variety of management styles, including value, growth, modified growth, quantitative and international.

     Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 54 proprietary mutual funds. PIMCO Advisors offers its investment management services to institutional clients through client service representatives at each of its investment managers.

     Retail Distribution. PIMCO Advisors offers the investment expertise of its investment managers to retail investors through the retail share classes of the PIMCO Funds. They are distributed primarily through broker-dealers including PIMCO Funds Distributors LLC ("PFD"), a wholly-owned broker-dealer which distributes and markets shares of the retail mutual funds of PIMCO Advisors. In addition, PIMCO Advisors offers retail investors wrap fee accounts, variable annuity products, 401(k) programs and various investment products through sponsored trust companies. PIMCO Advisors' investment management groups, including Pacific Investment Management Company and Oppenheimer Capital also provide investment management for a number of third-party sponsored retail products.

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

     The revenues of PIMCO Advisors consist principally of management fees based on the value of assets under management and, in some cases, the performance of the advisor. The following table sets forth the growth and composition of PIMCO Advisors' assets under management over the last three years (as adjusted to include the assets under management of Oppenheimer Capital):

                                                      As of December 31,
                                                        (in billions)
                                              1999      1998      1997      1996
                                                                                      Compound Annual Growth Rate
SOURCE
    Institutional Separate Accounts
       Fixed Income........................   $118.7    $106.6    $ 83.0    $ 63.4              23.25%
       Equity..............................     44.3      50.8      51.1      44.1               0.15%
    Retail Products and Mutual Funds.......     97.6      86.8      65.4      50.7              24.40%
                                              ------    ------    ------    ------
       TOTAL...............................   $260.6    $244.2    $199.5    $158.2              18.10%
                                              ======    ======    ======    ======
ASSET MIX
    Fixed Income...........................   $170.9    $148.9    $112.3    $ 86.3              25.58%
    Equity.................................     86.3      92.0      84.4      69.0               7.74%
    Money Market...........................      3.4       3.3       2.8       2.9               5.45%
                                              ------    ------    ------    ------
       TOTAL...............................   $260.6    $244.2    $199.5    $158.2              18.10%
                                              ======    ======    ======    ======

Investment Products

     PIMCO Advisors provides fixed income investment management to large and medium-sized foreign and domestic corporate and public clients, offering impressive long-term performance records across a diverse range of product offerings such as total return, low duration and other duration or sector specific strategies. PIMCO Advisors also provides equity investment management to institutional and retail clients, offering investors a variety of management styles, including value, growth, balanced and quantitative management styles, as well as an enhanced index-based equity strategy.

     Fixed Income Management

     Primarily through Pacific Investment Management Company, PIMCO Advisors offers a variety of strategies for clients with fixed income portfolios, designed to reflect each particular client's investment objective. PIMCO Advisors believes that its strength in the management of fixed income assets is derived from Pacific Investment Management's investment philosophy, which stresses a long-term or secular focus, active management, with measured risk taking, and the application of strong analytical capabilities across all fixed income market sectors. Under this philosophy, longer term macro-economic trends are key inputs to portfolio strategy, and moderate portfolio duration ranges are favored to reduce volatility relative to client-specified benchmarks. Pacific Investment Management's investment strategy begins with an intensive review of long-term and cyclical trends to anticipate interest rates, volatility, yield curve shape and credit trends. These forecasts become the basis for the major portfolio strategies. Pacific Investment Management then uses a quantitative valuation framework to select specific portfolio investments. Fixed income products include:

     Total Return Portfolios. Total return portfolios are structured with the objective of realizing maximum total return, consistent with the preservation of capital and prudent investment management across the spectrum of fixed income securities. This strategy generally results in a portfolio duration of three to six years. Portfolios utilizing this strategy represented approximately $104.3 billion of Pacific Investment Management's total assets under management at December 31, 1999.

     Low Duration Portfolios. Pacific Investment Management Company has actively managed low duration accounts (overall portfolio duration one to three years) since 1979. The objectives in the low duration portfolios are to preserve principal through investment in low-volatility instruments, while seeking to achieve superior risk adjusted returns.

     Other Duration Specific or Sector Specific Portfolios. Pacific Investment Management Company also offers clients active management of portfolios based upon specific duration targets (e.g., long duration portfolios or synthetic guaranteed investment contracts) and sector emphases (e.g., international, high-yield, or mortgages).

     International and Other Portfolios. Pacific Investment Management Company, as investment advisor to a series of offshore funds and separate accounts, provides fixed income investment advice to non-U.S. investors. Assets under management for these offshore funds totaled $13.9 billion at December 31, 1999. Pacific Investment Management Company also serves as subadvisor for a series of term trusts investing in mortgage related securities that are marketed to Japanese investors. These trusts had assets of $1.3 billion at December 31, 1999. Pacific Investment Management Company also serves as subadvisor for twenty four families of U.S. mutual funds sponsored by other mutual fund complexes. Total assets under management for these nonaffiliated funds at December 31, 1999 was $11.6 billion.

     Equity Management

     PIMCO Advisors offers clients a wide array of equity investment strategies and products. PIMCO Advisors' investment professionals offer Value, Growth, Modified Growth, Quantitative and International management styles, as well as an enhanced index based strategy.

     Value. PIMCO Advisors offers equity clients the highly respected investment management professionals of Oppenheimer Capital, which seeks to adhere to a disciplined, value-oriented investment philosophy, by identifying company-specific, rather than industry-specific opportunities. By investing in quality securities that are temporarily out of favor or have been overlooked, Oppenheimer Capital seeks to preserve capital in falling markets, reduce volatility compared to the overall market and produce superior returns. In addition, PIMCO Advisors' NFJ Investment Group follows a disciplined value oriented approach, specializing in investing in a combination of low P/E stocks with high dividends selected through a proprietary screening model. At December 31, 1999, $54.3 billion (or 20.8%) of PIMCO Advisors' assets under management were advised by value oriented investment managers. Value oriented investment products include large-cap, mid-cap and small-cap portfolios and non-U.S. and global value portfolios.

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

     StocksPLUS(R). In addition to its fixed income products, Pacific Investment Management Company also manages an enhanced index based strategy, StocksPLUS, which accounted for $20.4 billion of assets under management at December 31, 1999. StocksPLUS represents a proprietary technique developed by Pacific Investment Management Company that combines the active management of stock index futures (to provide a proxy for equity market returns) with active management of a short-term fixed income portfolio using much of the same analytics as is used by Pacific Investment Management Company fixed income portfolios.

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

     Retail Investors

     The Retail Market. Like the institutional market for investment management services, the retail market has expanded rapidly in recent years. The retail market is served in large part through mutual funds, although other significant channels include wrap fee accounts and variable annuities. The mutual fund industry is highly competitive and is characterized by a high degree of fragmentation and a large and rapidly increasing number of product offerings. Marketing strategies, product development, business development, sales expertise and servicing are increasingly important. The traditional channel for the distribution of mutual funds (other than money market funds) is through brokerage firms that are not affiliated with the funds' sponsor organization and that are compensated primarily through front-end sales loads deducted from the purchaser's investment at the time of the sale. Increasingly other distribution arrangements and channels have become important. These include "no-load" or "low-load" funds sold primarily through direct marketing efforts or captive sales forces affiliated with the sponsor organization; "private label" and "proprietary" funds managed by and offered primarily through, or to customers of, a financial organization such as a brokerage firm, insurance company or bank; and "back-end load" or "level load" funds offered through brokerage and other third-party channels, but with compensation to the selling brokers being funded through commission advances from the funds' sponsor which are recovered through ongoing charges against fund assets assessed under Rule 12b-1 under the Investment Company Act of 1940, as amended, contingent deferred sales charges assessed against shareholders at the time they redeem their investments, or a combination of such sources.

     The PIMCO Funds. PIMCO Advisors and its investment management professionals sponsor and manage the PIMCO Funds, a family of 54 mutual funds for both institutional and retail investors which is comprised of 27 funds advised by Pacific Investment Management Company, and 27 funds advised by PIMCO Advisors,18 of which are subadvised by PIMCO Advisors' other investment managers and two independent subadvisors. PIMCO Funds are offered in up to six different share classes: institutional and administrative share classes for institutional investors and, for retail investors, Class A shares (which are "front end" load), Class B shares (which are "back-end load"), Class C shares (which are "level load") and Class D shares which are offered only through financial service firms. The PIMCO Funds now feature a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management Company (and not the PIMCO Funds) bear the risk of increases in service costs (including third-party service providers such as transfer agents) and will directly benefit from decreases in those costs.

     At December 31, 1999, PIMCO Funds had $58.6 billion under management, of which $16.4 billion was represented by retail share classes. At February 29, 2000, nineteen of the PIMCO Funds had share classes with Morningstar ratings of 4 stars or above. Set forth below is information regarding these funds:

                                                          Assets Under
                                                           Management
                                                           at 2/29/00      Morningstar
PIMCO Fund                          Management Style      (in millions)      Ranking
----------                          ----------------      -------------    -----------
Innovation.................   Technology Stock                $ 5,655      *****
Low Duration...............   Fixed Income                      4,016      *****
High Yield.................   Fixed Income--High Yield          3,452      *****
Short Term.................   Fixed Income                        687      *****
Foreign Bond...............   Fixed Income--International         546      *****
Low Duration II............   Fixed Income                        453      *****
Low Duration III...........   Fixed Income                         32      *****
Total Return...............   Fixed Income--Total Return       30,283      ****
Growth.....................   Growth                            3,042      ****
Target.....................   Growth                            2,393      ****
StocksPLUS.................   Enhanced Equity                   1,430      ****
Total Return II............   Fixed Income--Total Return        1,220      ****
Mid Cap Growth.............   Growth                            1,125      ****
Capital Appreciation.......   Growth                              898      ****
Moderate Duration..........   Fixed Income                        362      ****
Real Return................   Fixed Income                        230      ****
Total Return III...........   Fixed Income--Total Return          622      ****
Mid Cap Equity.............   Growth                                4      ****
Core Equity................   Growth                                2      ****

________________

     The above chart is based on February 29, 2000 Morningstar ratings for the highest rated class of the identified fund. Other share classes of the same fund will have the same or lower Morningstar ratings. Morningstar ratings are calculated from the fund's 3, 5 and 10 year average annual returns (if applicable) in excess of the 90 day Treasury bill returns with appropriate fee adjustments and a risk factor that reflects fund performance below 90 day Treasury bill returns. Morningstar ratings reflect historical risk-adjusted performance and are subject to monthly changes. Therefore, past ratings are not a guarantee of future results. 10% of the funds in an investment class receive 5 star ratings, the next 22.5% earn 4 stars, the next 35% earn 3 stars, the next 22.5% earn 2 stars and the bottom 10% earn 1 star. Morningstar ratings are based on a fund's oldest class of shares.

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

     In addition to the 54 PIMCO Funds, PIMCO Advisors' investment managers subadvise third party sponsored mutual funds. In particular, Opcap Advisors, a subsidiary of Oppenheimer Capital, serves as subadvisor for six funds in the Quest For Value Series of OppenheimerFunds (an unaffiliated fund) having $8.8 billion under management at December 31, 1999.

     Wrap Fee Accounts. Oppenheimer Capital is actively involved in managing wrap fee accounts, or broker sponsored asset management programs. Wrap fee accounts have grown rapidly since their introduction, reaching nearly $6.9 billion under management at December 31, 1999. Oppenheimer Capital's success is attributable in large part to its strong long term track record which brokers promote in marketing.

     Through wrap fee programs, brokers offer their clients discretionary portfolio management services. The services are provided through independent investment managers selected by the broker and the client from the broker's approved list of managers. The broker's client investment objectives are analyzed and an investment manager is chosen whose investment philosophy appears to be compatible with the client's goals. The client enters into an investment advisory agreement with the broker which has a separate master agreement with Oppenheimer Capital. The client pays a single, all inclusive fee which covers investment advisory services rendered, as well as custodial, execution and other client related services performed by the broker, exclusive of exchange fees and transfer taxes mandated by law. The broker pays Oppenheimer Capital a fee monthly or quarterly, from the all inclusive fee collected from the client. Oppenheimer Capital serves as wrap account manager for nineteen programs totaling $6.9 billion under management, with approximately 68% of those assets originated through the Salomon Smith Barney brokerage network.

     Variable Annuities. Oppenheimer Capital has developed a program managing funds which support the variable annuity products of a number of insurance companies. Since introduction, this program has grown to nearly $2.8 billion in assets under management at December 31, 1999.

     Asset growth is being driven by a combination of market appreciation, investment performance and the development of relationships with additional insurance companies. Subsidiaries of PIMCO Advisors manage portfolios for the variable annuity accounts of Pacific Life Insurance Company and other insurance companies.

Growth Strategy

     PIMCO Advisors' strategy is to increase the amount and diversification of its assets under management through (i) growth in the institutional market by providing high levels of client service and entering new markets in the United States and overseas, (ii) growth in the retail market by building brand awareness and direct marketing of the PIMCO Funds through its broker-dealer network and through penetrating additional distribution channels and (iii) new product offerings to institutions and retail investors and (iv) leveraging additional distribution and other resources of Allianz AG and its affiliates following the closing of the pending acquisition by Allianz AG. PIMCO Advisors' growth initiatives include:

     Continued Institutional Growth. PIMCO Advisors works to build on the strength of its institutional client base by providing high levels of client service, penetration of new markets and new product offerings. In particular, PIMCO Advisors is seeking to increase assets managed for overseas institutional investors, and has offices in London, Tokyo, Singapore and Sydney. In addition, PIMCO Advisors formed a Dublin trust as an additional vehicle for pooled investment by foreign institutions and high net worth individuals.

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

     Global Expansion. PIMCO Advisors will seek to expand its business by leveraging the distribution and other resources of Allianz AG and its affiliates following the closing of the pending acquisition by Allianz AG.

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

Regulation

     PIMCO Advisors, Pacific Investment Management Company, Oppenheimer Capital and its other investment management subsidiaries are investment advisers registered under the Investment Advisers Act of 1940. Each of the PIMCO Funds is registered with the Securities and Exchange Commission ("SEC") under the Investment Company Act of 1940. PFD and OCC Distributors are registered with the SEC as broker-dealers. All aspects of PIMCO Advisors' business are subject to various federal and state laws and regulations and to the laws of foreign countries in which PIMCO Advisors' affiliates conduct business.

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

     In connection with the transactions with Allianz, PIMCO Advisors has agreed to notify, and to cause each of its subsidiaries that is a registered investment adviser to notify, their respective clients of the transactions contemplated by the merger agreement and to use its reasonable best efforts to obtain, prior to the closing, the consent of those clients to the assignment of its advisory agreement. The registered investment company clients, have each scheduled meetings of the shareholders to approve the assignment of the related advisory agreement which will occur in connection with the transactions with Allianz of America. Any termination of agreements representing a significant portion of assets under management could have an adverse impact on PIMCO Advisors' results of operations.

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

     Performance Based Fees

     Approximately 1.8%, 4.1% and 4.5% of PIMCO Advisors' revenues (as adjusted to combine with the revenues of Oppenheimer Capital in 1997) for the years ended December 31, 1999, 1998 and 1997, respectively, were derived from performance based fees. Most of these revenues are attributable to Pacific Investment Management's operations. To earn a performance based fee with respect to an account, the relevant investment manager must generally outperform a specific benchmark over a particular period. Performance based fee arrangements make revenues more volatile, but also provide an opportunity to earn higher fees than could be obtained under fee arrangements based solely on a percentage of assets under management. Pacific Investment Management's StocksPLUS product, which accounted for approximately $20 billion of assets under management at December 31, 1999, is generally subject to a performance based arrangement in which under performance relative to the S&P 500 over a particular time period results in no fees being paid by clients, while superior performance results in incentive fees that are generally not subject to a cap. In addition to the StocksPLUS accounts, several fixed income accounts aggregating approximately $16.5 billion at December 31, 1999, also have performance based fee arrangements. Pacific Investment Management's performance based fee arrangements, including the StocksPLUS fee arrangement, can materially affect Pacific Investment Management's revenues, and thus those of PIMCO Advisors, from period to period.

Employees

     As of December 31, 1999, PIMCO Advisors and its subsidiaries employed 1,130 employees.

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

     Pacific Investment Management's principal offices are located at 800 and 840 Newport Center Drive, and 1200 and 1400 Newport Center Drive, Newport Beach, California where it occupies approximately 95,000 square feet of space under leases expiring 2005.

     Oppenheimer Capital's principal offices are located at the 46th through the 50th floors of 1345 Avenue of the Americas, New York, New York, where it occupies approximately 180,000 square feet. This office space houses the operations of Oppenheimer Capital and PIMCO Equity Advisors. The lease for this facility expires in 2016.

     Subsidiaries of PIMCO Advisors also lease space in Boston, Chicago, Dallas, London, New York City, Seattle, Singapore, Sydney, Tampa and Tokyo. Each location is a modern office building and the space is adequate for PIMCO Holdings', PIMCO Advisors' and its subsidiaries current operations.

Item 3.  Legal Proceedings

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

Harriet Rand v. PIMCO Advisors Holdings L.P., William D. Cvengros, Kenneth M. Poovey, Robert M. Fitzgerald, PIMCO Partners, G.P., Pacific Mutual Holding Company and Allianz AG (Orange County Superior Court, Case No. 816621 November
                       -------------------------------------------------------
3, 1999).
---------

     The complaints allege, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the Implementation and Merger Agreement with Allianz of America, Inc. and the transactions contemplated thereby. The complaints seek compensatory and/or rescissionary money damages or, alternatively, injunctive relief or rescission of the transaction.

     PIMCO Holdings has agreed to settle the class actions. The settlement does not involve any change in the $38.75 price per unit which is payable in connection with the transaction, however it does amend certain terms of the transaction including the amount of any potential reduction to that per unit price. The settlement is contingent upon, among other things, court approval. Parties to those actions have entered into a Memorandum of Understanding which provides certification of a settlement class and the terms of a settlement of the Delaware action. The proposed settlement provides that the terms of the Allianz transaction will be revised such that the purchase price payable to the public unitholders will be reduced by 1.8% instead of 2% for each 1% that PIMCO Advisors' revenue base declines, for reasons other than market movements, to less than 85% of its September 30, 1999 level, subject to a maximum reduction of 18% (instead of the original 20%) or a minimum purchase price of $31.78 per unit (instead of the original $31.00 per unit). The proposed settlement provides that PIMCO Holdings will publicly report, prior to closing, its current revenue base in relation to its September 30, 1999 revenue base. The proposed settlement also reduces the "break-up" fee to be paid by PIMCO Holdings and certain other affiliated parties in the event of certain terminations of the Merger Agreement from $180 million to $120 million. In addition, the proposed settlement provides that the proxy statement will contain certain additional disclosure. Allianz has agreed to bear the cost of counsel fees and expenses of the settlement class as may be awarded by the court in an amount not to exceed $1,500,000 contingent on the closing of the transactions contemplated by the Merger Agreement.

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

     The following table sets forth the high and low sales prices for Partnership units for the periods indicated, as reported on the New York Stock Exchange, and the quarterly cash distributions per unit declared, for the periods indicated. On July 6, 1999, the day before the press first reported discussions between the Partnership and Allianz AG, the units of limited partnership interest in the Partnership, closed at $29.56. On October 4, 1999, the date prior to the announcement of those discussions by the Partnership, the units of limited partnership interest closed at $30.50. On October 29, 1999, the last trading day prior to the execution of the merger agreement, the units of limited partnership interest closed at $34.69 per unit.




                                                          Price Range of units(2)
                PIMCO HOLDINGS UNITS                      -----------------------   Distributions
      (formerly Oppenheimer Capital, L.P. units             High          Low          Paid(1)
            prior to January 1, 1998)                     ---------   -----------   -------------
Fiscal 1997 (ended April 30, 1997(1))
  First Quarter........................................    $17.875      $15.750         $.389
  Second Quarter.......................................     20.750       16.625          .449
  Third Quarter........................................     22.375       19.375          .569
  Fourth Quarter.......................................     22.375       19.250          .689
Fiscal 1997 (partial year ended December 31, 1997(1))
  First Quarter........................................    $25.875      $21.500         $.569
  Second Quarter.......................................     34.625       26.750          .569
  Third Quarter........................................     32.563       28.188          .904
Fiscal 1998 (ended December 31, 1998)
  First Quarter........................................    $35.938      $29.375         $.580
  Second Quarter.......................................     34.500       29.750          .530
  Third Quarter........................................     35.375       25.438          .530
  Fourth Quarter.......................................     32.875       24.250          .550
Fiscal 1999
  First Quarter........................................    $32.563      $27.625         $.570
  Second Quarter.......................................     31.500       26.500          .580
  Third Quarter........................................     38.000       29.125          .580
  Fourth Quarter.......................................     37.750       30.000          .600

____________________
(1)  On December 1, 1997, PIMCO Holdings changed its fiscal year end to December
     31. The information displayed in the chart through December 31, 1997 is based on a fiscal year end of April 30. Information after December 31, 1997 is based on a fiscal year end of December 31.

(2) PIMCO Holdings' unit prices and distributions prior to December 1, 1997 have been restated to reflect the 1.67-for-one unit split effective as of that date.

     On March 15, 2000, the closing price of PIMCO Holdings' units was $38.375 per unit and there were approximately 1,504 holders of record of Partnership units. There is no known restriction on PIMCO Holdings' ability to make distributions to its unitholders other than the availability of sufficient funds and the terms of the PIMCO Holdings partnership agreement.

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

Item 6. Selected Consolidated Financial Data

     The following tables set forth summary financial data of PIMCO Holdings (retroactively restated to reflect a 1.67 for 1 unit split effective December 1, 1997) for the years ended December 31, 1999 and 1998, for the eight-months ended December 31, 1997 and for each of the three years ended April 30, 1997. The table also sets forth summary financial data for Oppenheimer Capital for the eight-months ended December 31, 1997, and for each of the three years ended April 30, 1997 and selected consolidated financial data of PIMCO Advisors for each of the five years ended December 31, 1999. In the fourth quarter of 1997, PIMCO Advisors acquired Oppenheimer Capital, and PIMCO Holdings investment in Oppenheimer Capital was exchanged for an interest in PIMCO Advisors. Accordingly, PIMCO Advisors data includes the performance of Oppenheimer Capital from November 4, 1997, and PIMCO Holdings data consists of the performance of PIMCO Advisors from December 1, 1997. In addition, PIMCO Advisors and its subsidiaries were formed on November 15, 1994, when Pacific Asset Management LLC merged certain of its investment management businesses and substantially all of its assets (the "PFAMCo Group") into Thomson Advisory Group L.P. ("TAG LP") (the "Consolidation"). Under generally accepted accounting principles, the Consolidation was accounted for as an acquisition of TAG LP by PFAMCo Group. Therefore, the historical financial statements of PIMCO Advisors include the operations of PFAMCo Group, in its corporate form, prior to the Consolidation and the combined results of PIMCO Advisors in its partnership form, for the period since the Consolidation. This information should be read in conjunction with the financial statements of PIMCO Advisors Holdings L.P., the consolidated financial statements of PIMCO Advisors L.P. and the consolidated financial statements of Oppenheimer Capital, and the related notes thereto included elsewhere in this report on Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of PIMCO Advisors Holdings L.P."


                                                   PIMCO Advisors Holdings L.P.
                                                   ----------------------------

                                 For the Year       For the Year          For the
                                    Ended               Ended           Eight-months            For The Years Ended April 30,
                                 December 31,       December 31,      Ended December 31,   ----------------------------------------
                                    1999                1998               1997                1997            1996          1995
                               ----------------   -----------------   ------------------   -------------   -------------   --------
                                                  (Amounts in thousands, except per unit amounts)
Statements of Operations Data:
Revenues.......................        $ 90,066            $ 90,682        $   45,737(3)   $  56,046(1)    $  61,316(1)    $34,282
Expenses.......................          15,775              14,537             1,605          2,720           2,720         3,461
                                       --------            --------        ----------      ---------       ---------       -------
Net income.....................          74,291            $ 76,145        $   44,132(3)   $  53,326(1)    $  58,596(1)    $30,821
                                       ========            ========        ==========      =========       =========       =======
Diluted Net Income per unit....        $   1.43            $   1.52        $     1.68      $    2.04       $    2.27       $  1.21
                                       ========            ========        ==========      =========       =========       =======
Distributions declared
 per unit......................        $   2.36            $   2.18        $     2.05(4)   $    2.10(2)    $    1.90(2)    $  1.30
                                       ========            ========        ==========      =========       =========       =======
Weighted average number of
 units outstanding.............          49,193              47,257            25,768         25,663          25,457        25,277
Financial Condition at
 End of Period:
Total assets...................        $488,701            $503,996        $  438,964      $ 116,149       $ 110,099       $96,633
Total liabilities..............          32,563              42,377            30,627         17,858          12,713        10,321
                                       --------            --------        ----------      ---------       ---------       -------
Partners' capital..............        $456,138            $461,619        $  408,337      $  98,291       $  97,386       $86,312
                                       ========            ========        ==========      =========       =========       =======
------------------

(1) Includes revenues and a non-recurring gain of $1.8 million, or $.07 per unit in fiscal 1998 and $17.7 million, or $.69 per unit in fiscal 1997.
(2) Includes a special distribution related to the non-recurring gain of $.06 per unit in fiscal 1998 and $.33 per unit in fiscal 1997.
(3) Includes revenues and a non-recurring gain of $2.8 million, or $.11 per unit.
(4) Includes a special distribution related to the non-recurring gain of $.07 per unit.

                                                                                        PIMCO Advisors L.P.
                                                                                 For the Years Ended December 31,
                                                                  ---------------------------------------------------------------
                                                                     1999          1998          1997         1996        1995
                                                                  -----------   -----------   -----------   ---------   ---------
Statements of Operations Data:
Total revenues...................................................  $  960,618    $  852,432    $  516,669    $392,024    $323,014
Operating expenses...............................................     686,660       571,458       347,453     261,978     215,271
Amortization of intangibles, options and restricted units........      89,033        80,805        51,676      41,171      42,723
                                                                   ----------    ----------    ----------    --------    --------
Operating income.................................................  $  184,925    $  200,169    $  117,540    $ 88,875    $ 65,020
                                                                   ==========    ==========    ==========    ========    ========
Net Income.......................................................  $  205,700    $  208,376    $  118,330    $ 91,128    $ 68,467
                                                                   ==========    ==========    ==========    ========    ========
Diluted Net Income Per Unit (1):
General Partner and Class A Limited Partner units................  $     1.75    $     1.83    $     1.45    $   1.29    $   1.16
                                                                   ==========    ==========    ==========    ========    ========
Distributions Declared (2):......................................  $  304,651    $  271,345    $  208,713    $131,604    $ 89,613
                                                                   ==========    ==========    ==========    ========    ========
Financial Condition at End of Period:
Total assets (3).................................................  $1,523,473    $1,412,038    $1,334,884    $358,500    $369,592
Total liabilities................................................     477,132       352,951       280,819      62,257      38,035
                                                                   ----------    ----------    ----------    --------    --------
Partners' capital................................................  $1,046,341    $1,059,087    $1,054,065    $296,243    $331,557
                                                                   ==========    ==========    ==========    ========    ========
Other Statistics:
Assets under management (in billions)............................  $    260.6    $    244.2    $    199.5    $  110.0    $   95.2
Operating Profit Available for Distribution (1)..................  $  294,218    $  289,191    $  173,166    $132,314    $111,205
------------------

(1) Computed on earnings following the Consolidation. Operating Profit Available for Distribution is defined by the PIMCO Advisors Partnership Agreement as the sum of net income plus non-cash charges from the amortization of intangible assets, non-cash compensation expenses arising from option and restricted unit plans, and losses of any subsidiary which is not a flow- through entity for tax purposes.
(2) PIMCO Advisors accelerated its distribution declaration record date by one-month effective December 31, 1998, thus 1998 reflects five quarterly declarations.
(3) Upon completion of the acquisition of Oppenheimer Capital, approximately $897.5 million of intangible assets were recorded. See Note 3 in the Notes to the Consolidated Financial Statements of PIMCO Advisors L.P. and Subsidiaries.



                                                                 For the
                                                            Eight-months Ended        For The Years Ended April 30
                                                               December 31,       ------------------------------------
                                                                   1997              1997         1996         1995
                                                            -------------------   ----------   -----------   ---------
                                                                              (Amounts in thousands)
Statements of Operations Data:
Revenues.................................................             $148,937     $181,974    $  158,215     $129,912
Expenses.................................................               83,951      103,064        95,551       83,066
                                                                      --------     --------    ----------     --------
Operating income.........................................               64,986       78,910        62,664       46,846
Gain on Quest sale.......................................                4,374(1)     2,806(2)     27,725(2)        --
                                                                      --------     --------    ----------     --------
Income before income tax expense and minority interest                $ 69,360     $ 81,716    $   90,389     $ 46,846
                                                                      ========     ========    ==========     ========

Financial Condition at End of Period:
Total assets.............................................             $ 86,236     $ 93,019    $   76,338     $ 56,129
Total liabilities........................................               38,654       53,044        41,462       41,582
Minority interest........................................                  213          277           174           87
                                                                      --------     --------    ----------     --------
Partners' capital........................................             $ 47,369     $ 39,698    $   34,702     $ 14,460
                                                                      ========     ========    ==========     ========

Other Statistics:
Assets under management (in billions)....................             $   61.4     $   51.2    $     40.6     $   31.8
------------------

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

Item 7. Management's Discussion and Analysis Of Financial Condition And Results of Operations of PIMCO Advisors Holdings L.P.

General

     PIMCO Advisors Holdings L.P. ("PIMCO Holdings") (formerly Oppenheimer Capital, L.P.) is a publicly traded Delaware limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). Until November 30, 1997, PIMCO Holdings' primary sources of income were its proportionate (67%) share of the net income of Oppenheimer Capital, an equity oriented investment management firm, and interest income from a 10%, $32.2 million note receivable (the "Equities Note") from an affiliate. As a result of the acquisition of Oppenheimer Capital by PIMCO Advisors L.P. ("PIMCO Advisors") described below, commencing December 1, 1997, PIMCO Holdings primary source of income has been its proportionate share of the net income of PIMCO Advisors. As of December 31, 1999, PIMCO Holdings held approximately 49.7 million general partner units of PIMCO Advisors, representing a 44% general partner interest in PIMCO Advisors. PIMCO Partners, G.P. and other private holders hold the remaining interest in PIMCO Advisors. PIMCO Partners, G.P. is the sole general partner of PIMCO Holdings.

     PIMCO Advisors is one of the largest investment management firms in the United States with approximately $260.6 billion under management at December 31, 1999. PIMCO Advisors provides high quality fixed income and equity investment management to institutional and retail clients, offering the investment management expertise, performance record and reputations of its institutional investment managers, which include the fixed income oriented Pacific Investment Management Company and the equity oriented Oppenheimer Capital.

     The financial condition and results of operations of PIMCO Advisors are discussed below under "PIMCO ADVISORS L.P."

Proposed Acquisition of a Controlling Interest in PIMCO Advisors

     On October 31, 1999 PIMCO Advisors announced that it had reached a definitive agreement with Allianz AG. (Allianz), a large German insurance and asset management company, whereby Allianz would acquire all of the outstanding equity interests of PIMCO Advisors, except those controlled by Pacific Life Insurance Company (PAC Life). This acquisition would include the approximate 44% stake held by held by PIMCO Holdings, as well as the approximate 26% stake held by management, insiders and other private parties.

     The acquisition is expected to close in the second quarter of 2000. PIMCO Advisors, and thus PIMCO Holdings because of its 44% ownership interest in PIMCO Advisors, expects to incur substantial costs in obtaining client, regulatory and unitholder approvals of this transaction. While all of the costs of obtaining unitholder approval are to be borne equally by PAC Life and Allianz, PIMCO Advisors will be responsible for 100% of its professional advisory fees and 50% of the costs of soliciting approvals of its mutual fund clients. The portion of all such costs to be borne by PIMCO Advisors is expected to approximate $15 to $20 million, or $0.14 to $0.18 per unit, of which approximately $5.5 million, or $0.04 per unit, had been incurred and recognized as of December 31, 1999. The remainder of any actual costs will be recognized as incurred in the first and second quarters of 2000 and will adversely impact the distribution payable to unitholders of record for those quarters. These costs are the responsibility of, and will be incurred by, PIMCO Advisors, whether or not the transaction is actually consummated. If the transaction is consummated as and when planned, unitholders will receive $38.75 in cash for each unit owned (such price subject to downward adjustment upon certain occurrences), and will be entitled to receive the 1st quarter distribution declared in March of 2000 and a special distribution in respect of the period from April 1st through the closing.

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

Pro Forma Financial Information

     Because of the different ownership interests during the historical reporting periods and the different elapsed times of the historical reporting periods, management has included below certain pro forma financial information as if the above discussed Oppenheimer Capital related transactions had been completed as of January 1, 1996. Pro forma results eliminate the significant comparative differences in the historical results of operations arising primarily from the inclusion of 67% of Oppenheimer Capital's stand alone results prior to November 30, 1997 as compared with 24% of the consolidated results of PIMCO Advisors for December of 1997 and 43-44% of such activities after December 31, 1997, and from certain events effected in the transactions principally related to the creation and amortization of intangible assets.

     The following table summarizes the audited 1999 and 1998 condensed actual results of PIMCO Holdings and PIMCO Advisors since completion of the above discussed acquisition transactions and the unaudited 1997 condensed pro forma results of operations of PIMCO Holdings and PIMCO Advisors as if the above discussed acquisition transactions had been completed on January 1, 1996.

                                                                                PIMCO Advisors Holdings L.P.
                                                                                    For the Years Ended
                                                                                        December 31,
                                                                    -----------------------------------------------------
                                                                         1999              1998               1997
                                                                    --------------   ----------------   -----------------
                                                                       (Actual)          (Actual)          (Pro forma)
                                                                                      (in millions)
REVENUES
     Equity in earnings of
     PIMCO Advisors                                                        $90.1               $90.7              $66.0
                                                                           -----               -----              -----
NET INCOME                                                                 $74.3               $76.1              $66.0
                                                                           =====               =====              =====
     Basic Net Income per Unit                                             $1.51               $1.61              $1.44
                                                                           =====               =====              =====
     Diluted Net Income per Unit                                           $1.43               $1.52              $1.39
                                                                           =====               =====              =====
                                                                                   PIMCO Advisors L.P.
                                                                                   For the Years Ended
                                                                                       December 31,
                                                                    -----------------------------------------------------
                                                                         1999              1998                1997
                                                                    --------------   -----------------   ----------------
                                                                       (Actual)          (Actual)          (Pro forma)
                                                                                       (in millions)
REVENUES                                                                   $960.6              $852.4             $704.8
                                                                           ------              ------             ------
EXPENSES
  Compensation and related                                                  393.1               359.6              295.9
  Other operating expenses                                                  272.8               203.6              148.4
  Amortization of intangibles and restricted units                           89.0                80.8              103.2
                                                                           ------              ------             ------
     Total                                                                  754.9               644.0              547.5
                                                                           ------              ------             ------
NET INCOME                                                                 $205.7              $208.4             $157.3
                                                                           ======              ======             ======
Basic Net Income per Unit                                                  $ 1.83              $ 1.92             $ 1.44
                                                                           ======              ======             ======
Diluted Net Income per Unit                                                $ 1.75              $ 1.83             $ 1.39
                                                                           ======              ======             ======
Assets Under Management: (in billions)
     Beginning of period                                                   $244.2              $199.5             $158.2
     End of period                                                         $260.6              $244.2             $199.5

The foregoing pro forma operating results give effect to:

     (i) Conversion of PIMCO Holdings to a calendar year reporting basis;

     (ii) The issuance of 2.1 million PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");

     (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1999;

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

PIMCO ADVISORS HOLDINGS L.P.

Comparative Results of Operations

Year ended December 31, 1999 actual results compared to year ended December 31, 1998 actual results

     PIMCO Holdings realized $90.1 million as its proportionate share of earnings of PIMCO Advisors (approximately 44%) as compared with $90.7 million in 1998. This was the result of owning a marginally larger average percentage in the decreased net income of PIMCO Advisors. This decrease in net income arose in spite of a $108.2 million, or 12.7%, increase in revenues influenced predominantly by a 6.7% increase in managed assets as of the end of the respective periods. This increase was completely offset by increases in operating costs, including a non-recurring charge of $19.4 million in the first quarter of 1999 which related to the consolidation of Oppenheimer Capital's operations into a single new facility and for severance costs primarily related to changes in its senior management. This non-recurring charge was reflected as $0.5 million in compensation and benefits; $10.5 million in amortization of restricted unit and option plans; $5.4 million in occupancy and equipment; and $3.0 million in general and administrative expenses.

     There were two smaller non-recurring items during the year as well including $3.9 million of gain in the second quarter related to the sale of Blairlogie Capital Management (Blairlogie) and a $5.5 million charge in the fourth quarter related to transaction costs incurred in connection with the pending acquisition by Allianz AG.

     The increase in PIMCO Advisors' managed assets aggregated $16.4 billion in 1999 which was comprised of $13.7 billion of net cash inflows (exclusive of $5.2 billion of assets sold with Columbus Circle Investors (CCI) and (Blairlogie) and $7.9 billion of net market appreciation. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

     The operating expenses of PIMCO Advisors in 1999 include compensation and related costs, which increased $33.5 million or 9.3% in comparison to the prior year; other operating expenses, which increased $69.2 million or 34.0% in comparison to the prior year and amortization of intangibles and restricted units and options, which increased $8.2 million or 10.1% in comparison to the prior year. Compensation and related costs are heavily influenced by increased revenues because a substantial portion of such costs reflect participation by key employees in the profitability of the investment advisor subsidiaries. Other operating costs include occupancy and other costs and tend to normally grow at a slower rate than revenues, however, as discussed below under "PIMCO Advisors L.P.", the non-recurring charge, as well as the expansion of marketing programs and increased sales activity at PIMCO Funds Distributors LLC ("PFD") increased this cost category by nearly $36.2 million in 1999, while increases in occupancy and other costs accounted for the balance.

     The amortization of intangibles and restricted units and options in 1997 includes a charge of approximately $25.8 million related to the complete amortization as of December 31, 1997 of the intangible value (approximately $80.7 million) of PIMCO Advisors' master limited partnership ("MLP") structure, originally scheduled to expire on December 31, 1997. The increase in 1999 of $8.2 million is predominantly caused by an acceleration of $10.5 million of deferred compensation costs in connection with the non-recurring charge discussed above, partially offset by the complete amortization in 1998 of deferred compensation awards given in 1994.

     Under the change in the tax laws enacted in August of 1997, PIMCO Holdings has elected to continue to be treated as a publicly traded partnership, subject to a 3.5% federal tax on allocable gross income from active businesses, however, there will be no specific intangible amortization related to this structure in the future. Based upon current operating margins, it is expected that the federal tax will normally amount to an approximate 15% to 17% reduction in otherwise reportable net income and an 11% to 12% reduction in cash flow otherwise available for distribution. Because the tax is a function of allocable operating revenue, these effective rates were higher in 1999 when PIMCO Advisors recognized the non-recurring charges discussed above. This tax amounted to approximately $16.0 million in 1999 and $14.7 million in 1998 at PIMCO Holdings.

     Net income of PIMCO Holdings for 1999 amounted to $74.3 million, or $1.43 diluted earnings per unit, based upon an average of 49.2 million units outstanding for 1999 and $76.1 million, or $1.52 diluted earnings per unit, based upon an average of 47.3 million units outstanding in 1998.

Year ended December 31, 1998 actual results compared to year ended December 31, 1997 pro forma results:

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

     The increase in PIMCO Advisors' managed assets aggregated $44.7 billion in 1998, which was comprised of $21.0 billion of net cash inflows and $23.7 billion of net market appreciation. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

     The operating expenses of PIMCO Advisors in 1998 include compensation and related costs, which increased a pro forma $63.7 million or 21.5% in comparison to the prior year; other operating expenses, which increased a pro forma $55.2 million or 37.2% in comparison to the prior year and amortization of intangibles and restricted units and options, which decreased a pro forma $22.4 million or 21.7% in comparison to the prior year. Compensation and related costs are heavily influenced by increased revenues because a substantial portion of such costs reflect participation by key employees in the profitability of the investment advisor subsidiaries. Other operating costs include occupancy and other costs and tend to grow at a slower rate than revenues, however, as discussed below under "PIMCO Advisors L.P.", the expansion of marketing programs and increased sales activity at PIMCO Funds Distributors LLC ("PFD") increased this cost category by nearly $25 million in 1998, while increases in occupancy and other costs accounted for the balance.

Taxes

     PIMCO Holdings is not subject to federal, state, or local income taxes, which are the obligations of the individual partners. However, beginning in calendar year 1998, PIMCO Holdings elected to be subject to a 3.5% federal tax on its share of PIMCO Advisors gross income from the active conduct of a trade or business in order to retain its partnership status. The imposition of these taxes will reduce both net income and cash available for distribution to partners from levels that would otherwise be available. Similar taxes may be imposed by states in which PIMCO Holdings is subject to such taxes. As of December 31, 1999, PIMCO Holdings anticipates an effective tax on gross income, including current state imposed taxes, to approximate 3.8%.

Liquidity and Capital Resources

     PIMCO Holdings is dependent upon the operating cash flow of PIMCO Advisors (Oppenheimer Capital before November 30, 1997) for its liquidity and capital resources. The liquidity and capital resources of PIMCO Advisors is discussed separately below.

     For the year ending December 31, 1999, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.36 per unit. For the year ended December 31, 1998, PIMCO Holdings declared total distributions to holders of PIMCO Holdings units of $2.18 per unit. PIMCO Holdings' policy is to distribute substantially all of its net cash flow on an annual basis after establishment of appropriate reserves. Distributions are declared to unitholders of record on March 31, June 30, September 30 and December 31 of each year and paid within thirty days following the end of each calendar quarter. Because PIMCO Holdings' sole business is to hold an investment as a general partner of PIMCO Advisors, the operating cash flow of PIMCO Holdings consists of distributions from PIMCO Advisors. Because PIMCO Advisors currently pays all expenses of PIMCO Holdings other than taxes, PIMCO Holdings' per-unit distributions generally equal the PIMCO Advisors distributions, less applicable taxes (see PIMCO Advisors L.P. "Liquidity and Capital Resources" and "Distributions").

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

     Generally, such fees are determined based upon a percentage of client assets under management and are billed quarterly to institutional clients, either in advance or arrears, depending on the agreement with the client and monthly in arrears to the PIMCO Funds. Revenues are determined in large part based upon the level of assets under management, which itself is dependent upon factors including market conditions, client decisions to add or withdraw assets from PIMCO Advisors' management, and PIMCO Advisors' ability to attract new clients. In addition, PIMCO Advisors has certain accounts which are subject to performance based fee schedules wherein performance relative to the S&P 500 Index or other benchmarks over a particular time period can result in additional fees. Such performance based fees can have a significant effect on revenues, and provide an opportunity to earn higher fees (as well as lower) than could be obtained under fee arrangements based solely on a percentage of assets under management. While no assurances can be given that PIMCO Advisors will continue to earn any performance fees, such fees have aggregated $16.9 million, $34.7 million and $31.6 million, or 1.8%, 4.1% and 4.5% of total revenues in 1999, 1998 and 1997 (pro forma in 1997) respectively.

     The following table sets forth the actual composition of PIMCO Advisors' assets under management as of December 31, 1999, 1998 and 1997:

                                               1999          1998         1997
                                             --------      --------     --------
Assets under management by source:
   Institutional separate accounts
     Fixed income                            $118,657      $106,633     $ 82,981
     Equity                                    44,351        50,753       51,139
   Retail products and mutual funds            97,546        86,780       65,425
                                             --------      --------     --------
          Total                              $260,554      $244,166     $199,545
                                             ========      ========     ========

Assets under management by type:
     Fixed income                            $170,923      $148,853     $112,318
     Equity                                    86,259        92,040       84,405
     Money market                               3,372         3,273        2,822
                                             --------      --------     --------
          Total                              $260,554      $244,166     $199,545
                                             ========      ========     ========

     In 1999 managed assets increased by $16.4 billion. The increase resulted from net cash inflows from new and existing clients of $13.7 billion and net market appreciation of $7.9 billion offset by $5.2 billion of assets sold in the CCI and Blairlogie dispositions. In 1998 managed assets increased by $44.7 billion, resulting from net cash inflows of $21.0 billion and net market appreciation of $23.7 billion. In 1997, on a pro forma basis assuming the acquisition of Oppenheimer Capital as of January 1, 1996, net cash inflows were $16.1 billion. Net market appreciation contributed $25.1 billion, under the same pro forma assumptions. There can be no assurances that future cash flows or market activity will occur at the rates experienced in recent years.

     PIMCO Advisors' principal business units include Pacific Investment Management Company, a fixed income manager, Oppenheimer Capital, a value based equity manager and PIMCO Funds Distributors LLC ("PFD"), the broker dealer distributing the PIMCO Funds. Effective January 1, 1999, PIMCO Equity Advisors, a division focused principally on equity management for mutual funds, was established. Revenues are generally dependent upon the average levels of assets managed, and to a lesser extent, the levels of net assets gathered in the case of PFD. Accordingly, revenue impacts from growth, or declines, in managed assets are more noticeable in periods subsequent to the change than in the period of change itself.

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

     PIMCO Advisors has structured its proprietary mutual fund operations into the "PIMCO Funds" family of mutual funds. PIMCO Funds are offered in up to six different share classes: Institutional and administrative share classes primarily for institutional investors and, for retail investors, front end load, back-end load and level load share classes. The PIMCO Funds have a "unified fee" structure which has specified advisory and administrative fees per fund. As a result, PIMCO Advisors and Pacific Investment Management Company (and not the PIMCO Funds) bear the risk of increases in service costs (including those of third-party service providers such as transfer agents) and will directly benefit from any decreases in those costs.

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

     During 1999 PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $2.71 per unit consisting of quarterly declaration of $0.67, $0.67, $0.69 and $0.68 for the first, second, third and fourth quarters, respectively. The fourth quarter declaration was paid on January 31, 2000. During 1998 PIMCO Advisors declared distributions to holders of PIMCO Advisors units of $2.49 per unit, consisting of quarterly declarations of $0.60, $0.60, $0.63 and $0.66 for the first, second, third and fourth quarters, respectively. The fourth quarter declaration was paid on January 29, 1999. PIMCO Holdings also declared distributions to holders of PIMCO Holdings units of $2.36 per unit in 1999 and $2.18 per unit in 1998, consisting of quarterly declarations of $0.58, $0.58, $0.60 and $0.60 in 1999 and $0.53, $0.53, $0.55 and $0.57 in 1998 for the
first, second, third and fourth quarters, respectively. The respective fourth quarter distributions were paid on January 31, 2000 and January 29, 1999. The difference between the distribution levels of PIMCO Advisors and PIMCO Holdings arises from the tax on publicly traded partnerships that became effective in 1998.

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

Comparative Results of Operations

Year ended December 31, 1999 actual results compared to year ended December 31, 1998 actual results

     PIMCO Advisors' consolidated 1999 revenues, including those of its wholly-owned distributor, PFD, were $960.6 million, compared to revenues of $852.4 million in 1998. Advisory revenues increased $74.4 million to $844.5 million in 1999. Distribution and servicing revenues increased $33.8 million to $116.1 million in 1999. For most operating entities revenue increases resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were partially offset by a decrease in performance based fees. Performance based fees were $16.9 million in 1999 as compared to $34.7 million in 1998. The decrease in performance based fees occurred principally in equity index portfolio products seeking to outperform the S&P 500 Index.

     While the consolidated assets under management of PIMCO Advisors increased by $16.4 billion, this increase was mitigated by the sales of our CCI and Blairlogie units which managed an aggregate $5.2 billion at the times of respective dispositions in the second quarter of 1999. Oppenheimer Capital continued its 1998 trend, experiencing net outflows of managed assets amounting to approximately $11.7 billion for the year, and saw its revenues decline $27.7 million, or 11.1%, because of lower average managed assets in 1999 as compared to 1998. With the establishment of PIMCO Equity Advisors (PEA) in the first quarter of 1999, and the transfer of the management of five PIMCO Funds portfolios from CCI to PEA prior to the sale of CCI, PIMCO Advisors on a consolidated basis realized $45.4 million in revenues from its combined ownership of CCI and PEA during the year, as compared with $48.2 million of revenues for CCI alone in 1998.

     Compensation and benefit expenses in 1999 of $393.1 million were $33.5 million higher than the 1998 charges of $359.6 million, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management subsidiaries due to generally improved profitability. The total number of employees increased from 1,084 as of December 31, 1998 to 1,130 as of December 31, 1999.

      Commission expenses increased by $17.4 million or 22.3% to $95.2 million in 1999 as compared with $77.8 million in 1998. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions paid for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1999, trail and service fee commissions increased to $61.9 million, an increase of $10.3 million or 20.0%, compared to 1998 amounts. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $26.2 million in 1998 to $33.3 million in 1999, an increase of $7.1 million or 27.1%. This is a result of increases in total sales volume and the mix of share classes sold.

     Restricted unit and option plan costs increased $8.2 million, or 31.9% to $34.0 million as compared with $25.8 million in 1998. This includes approximately $10.5 million of accelerated charges related to the non-recurring charge taken in the first quarter of 1999. This cost is predominantly due to the award of restricted units in the Oppenheimer Capital acquisition of 1997 that will result in an annual charge of approximately $16 - $17 million in this cost category over the five year vesting period. The 2000 charge is expected to aggregate approximately $22-$24 million.

     Marketing and promotional costs increased $8.9 million or 30.9% to $37.6 million in 1999 as compared with $28.7 million in 1998. Increases commensurate with increased activities occurred at most entities. In addition, the retail fund complex adopted a unified administrative fee structure in 1997 which results in costs previously borne directly by the funds being borne by the advisor with a concurrent revenue received by the advisor. The majority of those newly borne costs are reflected in the marketing and promotional and general and administrative cost categories. Accordingly, these cost categories are significantly affected by the increases in sales and asset levels in our fund complex.

     Occupancy and equipment costs increased $17.1 million or 72.5% to $40.6 million in 1999 as compared with $23.5 million in 1998. The non-recurring charge in the first quarter includes approximately $5.4 million related to this category. The remaining increase relates to increased depreciation of equipment and inflationary facilities cost increases at all entities, as well as expansion costs associated with headcount increases, and the higher cost of space for Oppenheimer Capital and PIMCO Equity Advisors in New York City.

     General and administrative costs increased $18.9 million or 43.3% to $62.6 million in 1999 as compared with $43.7 million in 1998. As noted above, the retail fund complex adopted a fixed administrative fee basis in 1997 resulting in increases to this cost category for expenses previously borne directly by the funds. Additionally, the non-recurring charge in the first quarter of 1999 included $3.0 million in this cost category.

     Other expense includes such items as interest expense, consulting costs, reimbursement agreements, taxes and other, and reflects a net increase of $5.0 million in 1999 to $24.3 million in 1999 as compared with $19.3 million in 1998. Net increases in interest expense of approximately $1.4 million, increases in Allianz transaction related expense of $5.5 million, increases in consulting and technology costs of $8.4 million, offset by increases in investment earnings and non-recurring gains of approximately $12.9 million, as well as generally expanded activities at all of the operating subsidiaries, account for this net increase.

     Amortization of intangibles remained stable at $55.0 million in 1999 and 1998.

Year ended December 31, 1998 actual results compared to year ended December 31, 1997 pro forma results

     PIMCO Advisors' consolidated 1998 revenues, including those of its wholly-owned distributor, PFD, were $852.4 million, compared to pro forma revenues of $704.8 million in 1997. Advisory revenues in this comparison increased $128.5 million to $770.1 million in 1998. Distribution and servicing revenues increased $19.1 million to $82.3 million in 1998. For most operating entities revenue increases in 1998 resulted from the commitment of new assets primarily by institutional clients and increases in the market value of existing assets under management. These increases were further enhanced by an increase in performance based fees. Performance based fees were $34.7 million in 1998 as compared to $31.6 million in 1997. The increase in performance based fees occurred principally in equity index portfolio products seeking to outperform the S&P 500 Index.

     While the consolidated assets under management of PIMCO Advisors increased by $44.6 billion in 1998, CCI continued to experience net outflows of managed assets, aggregating $1.8 billion in 1998, resulting in a decrease in its revenues of $9.4 million or 16.3%. Oppenheimer Capital, while experiencing net outflows of managed assets of approximately $4.9 billion, saw its revenues increase $17.7 million, or 7.6%, because of higher average managed assets in 1998 as compared to 1997.

     Compensation and benefit expenses in 1998 of $359.6 million were $63.7 million higher than pro forma 1997 expenses of $295.9 million, reflecting additional staffing at virtually all subsidiaries, and increased profit sharing at the investment management subsidiaries due to improved profitability. The total number of employees increased from 980 as of December 31, 1997 to 1,084 as of December 31, 1998.

     Commission expenses increased by $17.5 million or 29.1% in 1998 to $77.8 million as compared with pro forma 1997 amounts of $60.3 million. Commission expenses are primarily incurred by PFD and are paid primarily to broker-dealers and their sales people for the sale of PIMCO Advisors retail-oriented mutual funds. These include "up-front" commissions paid at the time of sale of the mutual funds, "trail" commissions paid for the maintenance of assets in the mutual funds and service fee commissions paid for services provided to mutual fund shareholders. The level of commission expense will vary according to the level of assets in the mutual funds (on which trail and service fee commissions are determined) and on the level of sales of mutual funds (on which up-front commissions are determined). Trail and service fee commissions are generally paid quarterly beginning one year after sale of the mutual funds. Therefore, at any given time, trail and service fee commissions will be paid on only the mutual fund assets that qualify for such payments. In 1998, trail and service fee commissions increased to $51.6 million, an increase of $10.2 million or 24.9%, compared to 1997 pro forma amounts. This increase is related to an increase in the underlying qualifying assets. Up-front commissions increased from $19.0 million on a pro forma basis in 1997 to $26.2 million in 1998, an increase of $7.2 million or 37.9%. This is a result of increases in total sales volume and the mix of share classes sold.

     Restricted unit and option plan costs increased $3.4 million, or 15.2% to $25.8 million from 1997 pro forma amounts of $22.4 million.

     Marketing and promotional costs increased $8.6 million or 42.8% to $28.9 million in 1998 compared to pro forma amounts of $20.1 million in 1997. These increases were commensurate with increased activities which occurred at most entities. In addition, the retail fund complex adopted a unified administrative fee structure in 1997 which resulted in costs previously borne directly by the funds being borne by the advisor with a concurrent revenue received by the advisor.

     Occupancy and equipment costs increased $5.9 million or 33.5% to $23.5 million in 1998 compared to pro forma amounts of $17.6 million in 1997. The increase relates to increased depreciation of equipment and inflationary facilities cost increases at all entities, as well as expansion costs associated with headcount increases.

     General and administrative costs increased $11.2 million or 34.7% to $43.6 million in 1998 compared to pro forma amounts of $32.4 million in 1997. As noted above, the retail fund complex adopted a fixed administrative fee basis in 1997 resulting in increases to this cost category for expenses previously borne directly by the funds.

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

Liquidity and Capital Resources

     PIMCO Advisors business has not historically been capital intensive, although increasing sales of PIMCO Funds Class B shares require PIMCO Advisors to finance increasing amounts of the brokerage commissions associated with these shares which commissions are repaid through future 12b-1 fees. In general, working capital requirements have been satisfied out of operating cash flow or short- term borrowings. PIMCO Advisors often finances quarterly profit sharing payments to employees using short-term borrowings and may finance "B" share commissions with short or long term borrowings.

     PIMCO Advisors had approximately $199.0 million of cash and cash equivalents and short-term investments at December 31, 1999 compared to approximately $116.1 million at December 31, 1998. The increases were due to the timing of payment of certain liabilities offset by the funding of "B" Share commissions to brokers. "B" Shares involve the payment of commissions to the selling broker by the distributor at the time of sale of mutual fund shares. Through deferred sales charges to the investor, or 12b-1 plans with the mutual fund, these "front end" commissions are recouped by the distributor over a period of years. PIMCO Advisors' excess liquidity, after distributions to its unitholders, is used for general corporate purposes including profit sharing payments and brokers' commissions on sales of mutual fund shares distributed without a front end sales load. To the extent that the level of such commissions may increase due to the introduction of new products and mutual fund pricing structures, an alternate financing source may be needed. However, PIMCO Advisors has made no decision as to the source or necessity of such financing.

     PIMCO Advisors distributes substantially all of its Operating Profit Available for Distribution, after appropriate reserves, to its partners. Distributions have been paid quarterly, in arrears, on the units outstanding to unitholders of record on the last day of the quarter. Distribution declarations in 1999 were $2.71 for each Class A limited and general partner unit, reflecting distributions of Operating Profit Available for Distribution for the four quarters of 1999. Distribution declarations in 1998 were $2.49 for the PIMCO Advisors Class A limited and general partner units representing distributions of Operating Profit Available for Distribution for the four quarters of 1998.

     PIMCO Advisors assumed $230.0 million of 6% exchangeable debt in connection with the Oppenheimer Capital acquisition in November 1997. Through December of 1999, $149.5 million of that debt has been exchanged for Class A units at a rate of $33 1/3 per unit. The remaining $80.5 million of such debt is expected (but is not required) to be exchanged for units on the same terms upon the expiration of certain tax contingencies over the next six to seven years.

     On May 12, 1998, PIMCO Advisors secured a syndicated $500 million credit facility to provide liquidity for working capital, including financing "B" share commissions and strategic opportunities. This credit facility consists of (i) a Long-Term Credit Facility, providing for a $250 million five-year revolving credit facility and (ii) a Short-Term Credit Facility, providing for a $250 million 364 day revolving credit facility. The Short-Term Credit Facility was renewed for an additional 364 days on May 11, 1999. As of December 31, 1999, $140.0 million was outstanding under the Long-Term Credit Facility.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  None.

Item 8. Financial Statements and Supplemental Data

  Index to Financial Statements:

                                                                                                           Page(s)
                                                                                                           ------
PIMCO Advisors Holdings L.P.
  Report of Independent Accountants......................................................................     32
  Statements of Financial Condition as of December 31, 1999 and December 31, 1998........................     33
  Statements of Operations for the years ended December 31, 1999 and 1998, for the eight-months ended
    December 31, 1997 and for the year ended April 30, 1997..............................................     34
  Statements of Changes in Partners' Capital for the years ended December 31, 1999 and 1998, for the
   eight-months ended December 31, 1997 and for the year ended April 30, 1997............................     35
  Statements of Cash Flows for the years ended December 31, 1999 and 1998, for the eight-months ended
    December 31, 1997 and for the year ended April 30, 1997..............................................     36
  Notes to Financial Statements..........................................................................     37

PIMCO Advisors L.P.

  Report of Independent Accountants......................................................................     44
  Consolidated Statements of Financial Condition as of December 31, 1999 and 1998........................     45
  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.............     46
  Consolidated Statements of Changes in Partners' Capital for the years ended December 31, 1999,
    1998 and 1997........................................................................................     47
  Consolidated Statements of Cash Flows  for the years ended December 31, 1999, 1998 and 1997............     50
  Notes to Consolidated Financial Statements.............................................................     51

Oppenheimer Capital
  Report of Independent Accountants......................................................................     64
  Consolidated Statements of Financial Condition as of December 31, 1997 and April 30, 1997..............     65
  Consolidated Statements of Operations for the eight-months ended December 31, 1997 and for the year
    ended April 30, 1997.................................................................................     66
  Consolidated Statements of Changes of Partners' Capital for the eight-months ended December 31, 1997
    and for the year ended April 30, 1997................................................................     67
  Consolidated Statements of Cash Flows for the eight-months ended December 31, 1997 and for the year
    ended April 30, 1997.................................................................................     68
  Notes to Consolidated Financial Statements.............................................................     69

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Management Board and Partners of
PIMCO Advisors Holdings L.P.

  In our opinion, the accompanying statements of financial condition and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors Holdings L.P., (the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, the eight-month period ended December 31, 1997 and for the year ended April 30, 1997, in conformity with accounting principles generally accepted in the United States These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
January 31, 2000

                          PIMCO ADVISORS HOLDINGS L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                                                                                       December 31,
                                                                                    1999           1998
                                                                               --------------   -----------
                                                                                  (Dollars in thousands)
                                ASSETS
Current assets:
  Cash and cash equivalents.................................................         $    469      $ 10,580
  Distribution receivable...................................................           33,814        31,993
  Other current assets......................................................                9            40
                                                                                     --------      --------
     Total current assets...................................................           34,292        42,613
Investment in operating partnership.........................................          454,256       461,230
Other non current assets....................................................              153           153
                                                                                     --------      --------
Total assets................................................................         $488,701      $503,996
                                                                                     ========      ========

                              LIABILITIES
Distribution payable........................................................         $ 29,836      $ 27,631
Other current liabilities...................................................            2,727        14,746
                                                                                     --------      --------
Total liabilities...........................................................           32,563        42,377
                                                                                     --------      --------

                            PARTNERS' CAPITAL
General Partner.............................................................               62            63
Limited Partners (49,721,375 and 48,469,822 units issued and outstanding)...          456,076       461,556
                                                                                     --------      --------
Total partners' capital.....................................................          456,138       461,619
                                                                                     --------      --------
Total liabilities and partners' capital.....................................         $488,701      $503,996
                                                                                     ========      ========

   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF OPERATIONS

                                                                For The          For The       For The Eight      For The
                                                               Year Ended       Year Ended     months Ended      Year Ended
                                                              December 31,     December 31,    December 31,       April 30,
                                                                 1999             1998             1997             1997
                                                              ------------     ------------    -------------     ----------
                                                                        (Dollars in thousands, except per unit amounts)
Revenues:
  Equity in earnings of operating partnerships:
     Operating earnings.....................................    $90,066          $90,682         $41,036           $51,022
     Gain on Quest sales....................................          -                -           2,809             1,800
                                                                -------          -------         -------           -------
     Total equity in earnings of operating partnerships.....     90,066           90,682          43,845            52,822
  Interest..................................................          -                -           1,892             3,224
                                                                -------          -------         -------           -------
        Total revenues......................................     90,066           90,682          45,737            56,046
                                                                -------          -------         -------           -------
Expenses:
  Amortization of intangible assets.........................          -                -           1,517             2,588
  Other.....................................................     15,775           14,537              88               132
                                                                -------          -------         -------           -------
        Total expenses......................................     15,775           14,537           1,605             2,720
                                                                -------          -------         -------           -------
Net income..................................................    $74,291          $76,145         $44,132           $53,326
                                                                =======          =======         =======           =======

Basic net income per unit...................................    $  1.51          $  1.61         $  1.70           $  2.06
                                                                =======          =======         =======           =======
Diluted net income per unit.................................    $  1.43          $  1.52         $  1.68           $  2.04
                                                                =======          =======         =======           =======
Distributions declared per unit.............................    $  2.36          $  2.18         $  2.05           $  2.10
                                                                =======          =======         =======           =======

   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                                                                                   Total
                                                                                                                ------------
                                                                       General          Limited Partners         Partners'
                                                                      ----------   --------------------------   ------------
                                                                       Partner        Units        Amounts        Capital
                                                                      ----------   -----------   ------------   ------------
                                                                                     (Dollars in thousands)
Balances at May 1, 1996............................................       $ 987     25,475,967     $  96,399      $  97,386
  Net income.......................................................         533                       52,793         53,326
  Distributions declared...........................................        (543)                     (53,790)       (54,333)
  Amortization of restricted unit compensation expense.............          15                        1,476          1,491
  Capital contributions............................................           4        197,922           417            421
                                                                          -----     ----------     ---------      ---------
Balances at April 30, 1997.........................................         996     25,673,889        97,295         98,291
  Net income.......................................................         355                       43,777         44,132
  Distributions declared...........................................        (413)                     (68,481)       (68,894)
  Amortization of restricted unit compensation expense.............          22                        2,236          2,258
  Revaluation of Partners' Capital upon receipt of interests in
    PIMCO Advisors L.P.............................................          14                      139,391        139,405
  Reduction of general partner's interest from 1% to .01%..........        (942)       257,774           942             --
  Capital contributions............................................           9        118,529           891            900
  Contribution of investment in PIMCO Advisors L.P. by
    public holders.................................................          --     19,481,394       192,245        192,245
                                                                          -----     ----------     ---------      ---------
Balances at December 31, 1997......................................          41     45,531,586       408,296        408,337
  Net income.......................................................           8                       76,137         76,145
  Distributions declared...........................................         (11)                    (103,407)      (103,418)
  Issuance of Units for additional interest in PIMCO Advisors L.P..           9      2,938,236        80,530         80,539
  Capital contributions............................................          16             --            --             16
                                                                          -----     ----------     ---------      ---------
Balances at December 31, 1998......................................          63     48,469,822       461,556        461,619
  Net income.......................................................           7                       74,284         74,291
  Distributions declared...........................................         (12)                    (116,453)      (116,465)
  Issuance of Units for additional interest in PIMCO Advisors L.P..           4      1,251,553        36,689         36,693
                                                                          -----     ----------     ---------      ---------
Balances at December 31, 1999......................................       $  62     49,721,375     $ 456,076      $ 456,138
                                                                          =====     ==========     =========      =========

   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                               For The
                                                                 For The        For The      Eight-months    For The
                                                                Year Ended     Year Ended       Ended       Year Ended
                                                               December 31,    December 31,  December 31,   December 31,
                                                                   1999           1998           1997          1997
                                                               ------------    ------------  ------------   ------------
                                                                              (Dollars in thousands)
Cash flows from operating activities:
Net income..................................................     $  74,291      $ 76,145       $ 44,132       $ 53,326
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Distributions received greater than (less than) the
     equity in earnings of operating partnerships...........        41,845        10,580          9,997         (6,662)
  Amortization of intangibles...............................            --            --          1,517          2,588
  Change in operating assets and liabilities:
     Change in other assets.................................            31             -            541             (8)
     Change in other liabilities............................       (12,019)         (769)        15,515             --
                                                                 ---------      --------       --------       --------
Net cash provided by operating activities...................       104,148        85,956         71,702         49,244
                                                                 ---------      --------       --------       --------
Cash flows from investing activities:
Investment in operating partnerships........................        (1,225)         (136)       (33,217)          (530)
                                                                 ---------      --------       --------       --------
Net cash used in investing activities.......................        (1,225)         (136)       (33,217)          (530)
                                                                 ---------      --------       --------       --------
Cash flows from financing activities:
Cash distributions paid.....................................      (114,259)      (90,898)       (56,207)       (49,188)
Note receivable payment.....................................            --            --         32,193             --
Capital contribution from General Partner...................            --            16             60             --
Issuance of limited partnership units on exercise of
 options....................................................         1,225           120            900            530
                                                                 ---------      --------       --------       --------
Net cash used in financing activities.......................      (113,034)      (90,762)       (23,054)       (48,658)
                                                                 ---------      --------       --------       --------
Net (decrease) increase in cash and cash equivalents........       (10,111)       (4,942)        15,431             56
Cash and cash equivalents, beginning of period..............        10,580        15,522             91             35
                                                                 ---------      --------       --------       --------
Cash and cash equivalents, end of period....................     $     469      $ 10,580       $ 15,522       $     91
                                                                 =========      ========       ========       ========

   The accompanying notes are an integral part of these financial statements.

                          PIMCO ADVISORS HOLDINGS L.P.

                         NOTES TO FINANCIAL STATEMENTS


1.   Organization and Business

  PIMCO Advisors Holdings L.P ("PIMCO Holdings") (formerly Oppenheimer
Capital, L.P) is a publicly traded limited partnership owned .01% by its general partner, PIMCO Partners, G.P. and 99.99% by its public limited partners ("Unitholders"). PIMCO Holdings' sole business is its ownership of an approximate 44% interest (approximately 49.7 million GP Units) in PIMCO Advisors L.P. ("PIMCO Advisors"), a registered investment advisor. PIMCO Partners, GP and other private holders hold the remaining interest in PIMCO Advisors. The financial statements of PIMCO Holdings should be read in conjunction with the consolidated financial statements of PIMCO Advisors.

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

  On October 31, 1999, PIMCO Holdings, PIMCO Advisors and Allianz AG announced a definitive agreement for Allianz AG to acquire majority ownership of PIMCO Advisors including the interest held by PIMCO Holdings. Unitholders would receive $38.75 per unit in cash, subject to adjustment under certain circumstances. The transaction is subject to a number of approvals including a vote of the unitholders of PIMCO Holdings.

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

  c. Cash and Cash Equivalents--PIMCO Holdings invests certain cash balances in money market funds. At December 31, 1999 and 1998, this investment is approximately $0.5 million and $10.6 million and is invested in non-affiliate money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Statements of Cash Flows. These investments are carried at cost, which approximates market.

  d. Investment in Partnerships--PIMCO Holdings accounts for its investment in PIMCO Advisors (and Oppenheimer Capital prior to November 30, 1997) in accordance with the equity method of accounting. PIMCO Holdings records as income its proportionate share of the net income of its investee partnerships and credits distributions from such partnerships to its investment in partnerships. At December 31, 1999 and 1998, PIMCO Holdings had a distribution receivable of $33.8 million and $32.0 million, respectively, from PIMCO Advisors. PIMCO Holdings' operating expenses except for taxes are paid by PIMCO Advisors.

  e. Unit Exchanges--PIMCO Holdings intends to periodically offer holders of PIMCO Advisors units the opportunity to exchange those units for PIMCO Holdings units on a one for one basis. Units issued in such exchanges are recorded at the book value of the underlying PIMCO Advisors units received.

  f. Income Taxes--PIMCO Holdings, as a partnership, generally is not subject to federal or state income taxes. All partners of PIMCO Holdings are responsible for taxes, if any, on their proportionate share of PIMCO Holdings taxable income. However, effective January 1, 1998, PIMCO Holdings became subject to a 3.5% federal tax on its gross income from active businesses and became subject to a similar tax in certain states. PIMCO Holdings recorded tax expenses of $16.0 and $14.8 million for the years ended December 31, 1999 and 1998, respectively, related to this tax. PIMCO Holdings is also subject to an unincorporated business tax in a certain jurisdiction in which it operates.

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

                                                         For The Year      For The Year      For The Eight       For The
                                                            Ended              Ended          Months Ended     Year Ended
                                                         December 31,      December 31,       December 31,      April 30,
                                                             1999              1998               1997            1997
                                                       ----------------   ---------------   ----------------   -----------
(Dollars in thousands, except per unit amounts)
  Basic net income per unit:
  Net income........................................           $74,291           $76,145             $44,132       $53,326
  Less net income applicable to General Partner.....                 7                 8                 355           533
                                                               -------           -------             -------       -------
  Net income available to Limited Partners..........           $74,284           $76,137             $43,777       $52,793
                                                               =======           =======             =======       =======
  Weighted average units outstanding................            49,188            47,257              25,768        25,663
                                                               -------           -------             -------       -------
  Basic per unit amount.............................           $  1.51           $  1.61             $  1.70       $  2.06
                                                               =======           =======             =======       =======
  Diluted net income per unit:
  Net income........................................           $74,291           $76,145             $44,132       $53,326

  Effect on the recognized equity in earnings of
   the operating partnership resulting from the
   dilution of earnings per unit at the operating
   partnership......................................            (3,630)           (4,357)                  -             -
                                                               -------           -------             -------       -------
  Net income after effect of dilution...............            70,661            71,788              44,132        53,326
                                                               -------           -------             -------       -------
  Less net income applicable to General Partner.....                 7                 8                 355           533
                                                               -------           -------             -------       -------
  Net income available to Limited Partners..........           $70,654           $71,780             $43,777       $52,793
                                                               =======           =======             =======       =======

  Weighted average units outstanding................            49,188            47,257              25,768        25,663
  Effect of dilutive options........................                 -                 -                 249           178
                                                               -------           -------             -------       -------
  Total average units outstanding...................            49,188            47,257              26,017        25,841
                                                               =======           =======             =======       =======
  Diluted per unit amount...........................           $  1.43           $  1.52             $  1.68       $  2.04
                                                               =======           =======             =======       =======


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

4.   Supplementary Financial Data

  The following table summarizes the audited condensed results of operations of PIMCO Holdings for the calendar years ended December 31, 1999 and 1998 and the unaudited condensed pro forma results of operations of PIMCO Holdings for the calendar year ended December 31, 1997 as if the above Oppenheimer Capital related acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

  (i)    Conversion of PIMCO Holdings to a calendar year reporting basis;

  (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 (Opgroup Transaction);

  (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1999;

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

  (vii) The elimination of the priority distribution structure related to pre December 31, 1997 rights of PIMCO Advisors Class A units; and

  (viii) The repayment of the Equities Note in November 1997 and the resulting elimination of interest income and related expense.

                                                               For The Years Ended December 31,
                                                           1999             1998              1997
                                                      --------------   --------------   -----------------
                                                         (Actual)         (Actual)         (Pro forma)
                                                       (Dollars in thousands, except per unit amounts)
  Revenues
  Equity in earnings of operating partnerships.....         $90,066          $90,682             $65,963
                                                            -------          -------             -------
     Net income....................................         $74,291          $76,145             $65,963
                                                            =======          =======             =======

  Basic net income per unit........................         $  1.51          $  1.61             $  1.44
                                                            =======          =======             =======
  Diluted net income per unit......................         $  1.43          $  1.52             $  1.39
                                                            =======          =======             =======

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

  Prior to effectiveness of the 1997 Plan, PIMCO Holdings and Oppenheimer Capital maintained the OpCap Option Plan and the OpCap Rights Plan for the benefit of certain key employees. Pursuant to these plans, an eligible employee was granted the right to receive a number of units of PIMCO Holdings at no cost to the employee ("Rights"), in the case of the OpCap Rights Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the OpCap Option Plan. The right to receive or purchase units vests 33 1/3 % per year at the end of each of the third, fourth and fifth years from the date of grant. PIMCO Holdings transferred to Oppenheimer Capital the proceeds from the exercise of Options in exchange for an increase in its general partner interest in Oppenheimer Capital. Opfin and the limited partners of PIMCO Holdings incurred dilution, in accordance with their respective percentage interest in Oppenheimer Capital, upon the vesting of Rights and the exercise of Options.

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

                                                                                         For The
                                   For The Year      For The Year      For The Eight      Year
                                       Ended             Ended         Months Ended       Ended
                                   December 31,      December 31,      December 31,     April 30,
                                       1999              1998              1997           1997
                                  ---------------   ---------------   ---------------   ---------
                                          (Dollars in thousands, except per unit amounts)
  Net income
     As reported...............           $74,291           $76,145           $44,132     $53,326
     Pro forma.................           $71,094           $74,716           $44,060     $53,214

  Basic net income per unit
     As reported...............           $  1.51           $  1.61           $  1.70     $  2.06
     Pro forma.................           $  1.45           $  1.58           $  1.70     $  2.05

  For the purpose of the above disclosure, the fair value of each award granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in the years ended December 31, 1999 and 1998 and the eight-months ended December 31, 1997, respectively distribution yield of 7.5%, 6.9% and 7.3% expected volatility of 27%, 22% and 21% and risk free interest rate of 5.26%, 5.51% and 6.52% and expected lives of 5 years, 5 years and 5 years.

6.   Gain on Quest Sale

  Included in "Equity in earnings of operating partnerships" for the fiscal years ended April 30, 1997 is a gain resulting from Oppenheimer Capital's sale of the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. ("OFI"), which is unrelated to Oppenheimer Capital. For the year ended April 30, 1997, PIMCO Holdings recognized a gain of $1.8 million, or $.07 per unit.

  The Quest for Value Dual Purpose Fund was sold to OFI in July 1997, and PIMCO Holdings recognized a gain on the sale of $2.8 million, or $.11 per unit in the period ended December 31, 1997.

7.   Legal Proceedings

  Following the announcement of the execution of the Implementation and Merger Agreement with Allianz of America, Inc. several purported class action complaints were filed in the Court of Chancery for the County of New Castle, against certain officers of PIMCO Holdings, PIMCO Partners, G.P., PIMCO Advisors Holdings L.P., Pacific Mutual Holding Company and Allianz AG. The complaints allege, among other things, various breaches of fiduciary duty, conflicts of interest and unfair dealing in connection with the Implementation and Merger Agreement with Allianz of America, Inc. and the transactions contemplated thereby. The complaints seek compensatory and/or rescissionary money damages or, alternatively, injunctive relief or rescission of the transaction.

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

8.   Selected Quarterly Financial Data (Unaudited)

  The quarterly results for the periods indicated were as follows:

                                              For The Year Ended December 31, 1999
                                        -------------------------------------------------
                                           First       Second       Third       Fourth
                                          Quarter      Quarter     Quarter      Quarter
                                         (Dollars in thousands, except per unit amounts)
  Revenues...........................       $14,357     $27,106     $25,971       $22,632
                                            =======     =======     =======       =======
  Net income.........................       $10,695     $23,078     $21,933       $18,585
                                            =======     =======     =======       =======
  Basic net income per unit..........       $  0.22     $  0.47     $  0.44       $  0.37
                                            =======     =======     =======       =======
  Diluted net income per unit........       $  0.21     $  0.45     $  0.42       $  0.35
                                            =======     =======     =======       =======
  Distribution declared per unit.....       $  0.58     $  0.58     $  0.60       $  0.60
                                            =======     =======     =======       =======
  Trading market price per unit
     Low.............................       $28.188     $26.875     $29.375       $30.000
     High............................       $31.438     $30.000     $37.438       $38.000

                                              For The Year Ended December 31, 1998
                                        -------------------------------------------------
                                           First       Second       Third       Fourth
                                          Quarter      Quarter     Quarter      Quarter
                                         (Dollars in thousands, except per unit amounts)
  Revenues...........................       $20,037     $23,634     $22,670       $24,341
                                            =======     =======     =======       =======
  Net income.........................       $16,525     $19,374     $19,820       $20,426
                                            =======     =======     =======       =======
  Basic net income per unit..........       $  0.36     $  0.42     $  0.41       $  0.42
                                            =======     =======     =======       =======
  Diluted net income per unit........       $  0.34     $  0.39     $  0.39       $  0.40
                                            =======     =======     =======       =======
  Distribution declared per unit.....       $  0.53     $  0.53     $  0.55       $  0.57
                                            =======     =======     =======       =======
  Trading market price per unit
     Low.............................       $29.375     $29.750     $25.437       $24.250
     High............................       $35.937     $34.500     $35.375       $32.875

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Management Board and Partners of PIMCO Advisors L.P.

  In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of PIMCO Advisors L.P. and Subsidiaries (the "Partnership") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
January 31, 2000

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                 December 31,
                                                                                             1999            1998
                                                                                        --------------   -------------
                                                                                           (Dollars in thousands)
                                       ASSETS
Current assets:
  Cash and cash equivalents..........................................................      $   79,533      $   46,134
  Investment advisory fees receivable:
     Private accounts................................................................         149,484         146,159
     Proprietary Funds...............................................................          20,464          17,484
  Distribution and servicing fees receivable.........................................          10,835           7,579
  Notes receivable...................................................................             988             998
  Receivable from affiliates.........................................................             655             546
  Short term investments.............................................................         119,490          69,923
  Other current assets...............................................................          27,634          36,529
                                                                                           ----------      ----------
        Total current assets.........................................................         409,083         325,352
Investment in partnerships...........................................................           4,051           4,764
Fixed assets--Net of accumulated depreciation and amortization of $25,635 and $16,874          50,436          22,717
Intangible assets--Net of accumulated amortization of $231,123 and $176,071..........         950,765       1,005,817
Other non current assets.............................................................         109,138          53,388
                                                                                           ----------      ----------
Total assets.........................................................................      $1,523,473      $1,412,038
                                                                                           ==========      ==========

                                     LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses..............................................      $   45,135      $   27,960
  Commissions payable................................................................          15,673           3,863
  Accrued compensation...............................................................          76,656          68,476
  Distribution payable...............................................................          78,131          73,455
  Short term borrowings..............................................................         140,000          65,000
  Other current liabilities..........................................................          30,008          33,421
                                                                                           ----------      ----------
     Total current liabilities.......................................................         385,603         272,175
Long term notes......................................................................          80,467          80,467
Other non current liabilities........................................................          11,062             309
                                                                                           ----------      ----------
Total liabilities....................................................................         477,132         352,951
                                                                                           ----------      ----------

                                   PARTNERS' CAPITAL

General Partners (50,526,473 and 49,269,821 units issued and outstanding)............         760,384         801,304
Class A Limited Partners (63,939,876 and 62,026,351 units issued and outstanding)....         351,825         336,438
Class D Limited Partners--Net of capital loans (600 units issued and outstanding
  at December 31, 1999 and none at December 31, 1998)................................             472               -
Unamortized compensation.............................................................         (66,548)        (78,655)
Cumulative translation adjustment....................................................             208               -
                                                                                           ----------      ----------
Total partners' capital..............................................................       1,046,341       1,059,087
                                                                                           ----------      ----------
Total liabilities and partners' capital..............................................      $1,523,473      $1,412,038
                                                                                           ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For The Years Ended December 31,
                                                                                 1999             1998            1997
                                                                             -------------   --------------   -------------
                                                                                (Dollars in thousands, except per unit
                                                                                               amounts)
Revenues
  Investment advisory fees:
     Private accounts.....................................................       $545,043          $551,404       $291,890
     Proprietary Funds....................................................        299,464           218,756        165,829
  Distribution and servicing fees.........................................        105,195            76,916         56,769
  Other...................................................................         10,916             5,356          2,181
                                                                                 --------          --------       --------
        Total revenues....................................................        960,618           852,432        516,669
                                                                                 --------          --------       --------

Expenses
  Compensation and benefits...............................................        393,065           359,583        225,831
  Commissions.............................................................         95,168            77,842         46,739
  Restricted Unit and Option Plans........................................         33,981            25,753          8,188
  Marketing and promotional...............................................         37,546            28,682         16,592
  Occupancy and equipment.................................................         40,627            23,554         11,800
  General and administrative..............................................         62,567            43,669         27,406
  Insurance...............................................................          2,659             2,946          2,576
  Professional fees.......................................................          9,967             7,668          6,426
  Amortization of intangible assets.......................................         55,052            55,052         43,488
  Other...................................................................         45,061            27,514         10,083
                                                                                 --------          --------       --------
        Total expenses....................................................        775,693           652,263        399,129
                                                                                 --------          --------       --------
Operating income..........................................................        184,925           200,169        117,540
  Equity in income/(loss) of partnerships.................................            180               106           (361)
  Other income, net.......................................................         21,579             8,673          2,853
                                                                                 --------          --------       --------
  Income before income tax expense........................................        206,684           208,948        120,032
  Income tax expense......................................................            984               572          1,702
                                                                                 --------          --------       --------
Net income................................................................        205,700           208,376        118,330
                                                                                 --------          --------       --------

Other comprehensive income
  Foreign currency translation adjustments................................           (208)                -              -
                                                                                 --------          --------       --------
        Total other comprehensive income..................................           (208)                -              -
                                                                                 --------          --------       --------
Comprehensive income......................................................       $205,492          $208,376       $118,330
                                                                                 ========          ========       ========

Net income per unit:
  Basic net income:
     General Partner and Class A Limited Partner unit.....................       $   1.83          $   1.92       $   1.54
                                                                                 ========          ========       ========
  Diluted net income:
     General Partner and Class A Limited Partner unit.....................       $   1.75          $   1.83       $   1.45
                                                                                 ========          ========       ========
     Class B Limited Partner unit.........................................              -                 -       $   1.45
                                                                                 ========          ========       ========



  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)

                                                                    General Partners             Class A Limited Partners
                                                              ----------------------------   --------------------------------
                                                                 Units          Amounts           Units           Amounts
                                                              ------------   -------------   ---------------   --------------
Balances, January 1, 1997..................................        800,000      $   2,987        40,146,155        $ 205,422
  Net income...............................................                         5,115                             62,038
  Distributions............................................                       (17,166)                          (106,967)
  Exercise of unit options.................................         15,030            208            10,689              326
  Issuance for acquisition.................................     26,037,766        629,436         2,119,608           63,661
  Restricted Unit Plan grants..............................                                                           67,844
  Issuance of restricted units in lieu of cash for
   director fees...........................................
  Issuance of units........................................          1,994             59
  Exchange of notes........................................                                       4,406,142          146,871
  Vesting of options and restricted units..................
  Exchange of PIMCO Advisors L.P. public units for
    PIMCO Advisors Holdings L.P. units.....................     19,481,394        192,245       (19,481,394)        (192,245)
                                                                ----------      ---------       -----------        ---------

Balances, December 31, 1997................................     46,336,184        812,884        27,201,200          246,950
  Net income...............................................                        92,225                            116,151
  Distributions............................................                      (120,138)                          (151,207)
  Exercise of unit options.................................      1,516,942            607           332,634            4,001
  Restricted Unit Plan grants..............................                                       1,435,798           32,977
  Issuance of restricted units in lieu of cash for
   director fees...........................................                                           2,544               74
  Issuance of units........................................                                       1,397,970           34,895
  Exchange of notes........................................         79,850          2,661
  Exchange of Class B Limited Partners Units for
    Class A Limited Partners Units.........................                                      32,993,050           65,662
  Exchange of Limited Partners Units for
    General Partners Units.................................      1,336,845         13,065        (1,336,845)         (13,065)
  Vesting of options and restricted units..................
                                                                ----------      ---------       -----------        ---------
Balances, December 31, 1998................................     49,269,821        801,304        62,026,351          336,438
  Net income...............................................                        91,981                            113,335
  Distributions............................................                      (135,899)                          (168,227)
  Exercise of unit options.................................      1,066,326          1,225           402,577            2,056
  Restricted Unit Plan grants..............................                                          42,623           21,874
  Issuance of restricted units in lieu of cash for
   director fees...........................................                                           2,840               80
  Issuance of units........................................                                       1,655,811           48,042
  Payment on capital loans.................................
  Exchange of Limited Partners Units for
    General Partners Units.................................        190,326          1,773          (190,326)          (1,773)
  Vesting of options and restricted units..................
    Cumulative translation adjustment......................              -              -                 -                -
                                                                ----------      ---------       -----------        ---------
Balances, December 31, 1999................................     50,526,473      $ 760,384        63,939,876        $ 351,825
                                                                ==========      =========       ===========        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                               Class B Limited Partners          Class D Limited Partners
                                                           --------------------------------   -------------------------------
                                                                Units            Amounts           Units           Amounts
                                                           ----------------   -------------   ---------------   -------------
Balances, January 1, 1997...............................        32,960,826        $ 98,369                  -         $    -
  Net income............................................                            51,177
  Distributions.........................................                           (84,580)
  Exercise of unit options..............................
  Issuance for acquisition..............................
  Restricted Unit Plan grants...........................            25,000             545
  Issuance of restricted units in lieu of cash for
   director fees........................................             7,224             151
  Issuance of units.....................................
  Exchange of notes.....................................
  Vesting of options and restricted units...............
  Exchange of PIMCO Advisors L.P. public
    Units for PIMCO Advisors Holdings L.P. units........
                                                           ---------------    ------------    ---------------   ------------
Balances, December 31, 1997.............................        32,993,050          65,662                  -              -
  Net income............................................
  Distributions.........................................
  Exercise of unit options..............................
  Restricted Unit Plan grants...........................
  Issuance of restricted units in lieu of cash for
   director fees........................................
  Issuance of units.....................................
  Exchange of notes.....................................
  Exchange of Class B Limited Partners Units for
    Class A Limited Partners Units......................       (32,993,050)        (65,662)
  Exchange of Limited Partners Units for
    General Partners Units..............................
  Vesting of options and restricted units...............                 -               -                  -              -
                                                           ---------------    ------------    ---------------   ------------
Balances, December 31, 1998.............................                 -               -                  -              -
  Net income............................................                                                                 384
  Distributions.........................................                                                                (525)
  Exercise of unit options..............................
  Restricted Unit Plan grants...........................
  Issuance of restricted units in lieu of cash for
   director fees........................................
  Issuance of units.....................................                                                  600          3,066
  Payment on capital loans..............................
  Exchange of Limited Partners Units for
    General Partners Units..............................
  Vesting of options and restricted units...............
  Cumulative translation adjustment.....................                 -               -                  -              -
                                                           ---------------    ------------    ---------------   ------------
Balances, December 31, 1999.............................                 -               -                600         $2,925
                                                           ===============    ============    ===============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                                                    Cumulative        Total
                                                              Capital            Unamortized       ------------   -------------
                                                         ------------------   ------------------   Translation      Partners'
                                                               Loans             Compensation      ------------   -------------
                                                         ------------------   ------------------    Adjustment       Capital
                                                                                                   ------------   -------------
Balances, January 1, 1997.............................             $     -             $(10,535)           $  -     $  296,243
  Net income..........................................                                                                 118,330
  Distributions.......................................                                                                (208,713)
  Exercise of unit options............................                                                                     534
  Issuance for acquisition............................                                                                 693,097
  Restricted Unit Plan grants.........................                                  (68,389)                            --
  Issuance of restricted units in lieu of cash for                                                                         151
    director fees.....................................
  Issuance of units...................................                                                                      59
  Exchange of notes...................................                                                                 146,871
  Vesting of options and restricted units.............                                    7,493                          7,493
  Exchange of PIMCO Advisors L.P. public
    units for PIMCO Advisors Holdings L.P. units......                                                                      --
                                                         -----------------             --------    ------------     ----------
Balances, December 31, 1997...........................                   -              (71,431)              -      1,054,065
  Net income..........................................                                                                 208,376
  Distributions.......................................                                                                (271,345)
  Exercise of unit options............................                                                                   4,608
  Restricted Unit Plan grants.........................                                  (32,977)                            --
  Issuance of restricted units in lieu of cash for
    director fees.....................................                                                                      74
  Issuance of units...................................                                                                  34,895
  Exchange of notes...................................                                                                   2,661
  Exchange of Class B Limited Partners Units for
    Class A Limited Partners Units....................                                                                      --
  Exchange of Limited Partners Units for
    General Partners Units............................                                                                      --
  Vesting of options and restricted units.............                   -               25,753               -         25,753
                                                         -----------------             --------    ------------     ----------
Balances, December 31, 1998...........................                   -              (78,655)              -      1,059,087
  Net income..........................................                                                                 205,700
  Distributions.......................................                                                                (304,651)
  Exercise of unit options............................                                                                   3,281
  Restricted Unit Plan grants.........................                                  (21,874)                            --
  Issuance of restricted units in lieu of cash for
    director fees.....................................                                                                      80
  Issuance of units...................................              (3,066)                                             48,042
  Payment on capital loans............................                 613                                                 613
  Exchange of Limited Partners Units for
    General Partners Units............................
  Vesting of options and restricted units.............                                   33,981                         33,981
  Cumulative translation adjustment...................                   -                    -             208            208
                                                         -----------------             --------    ------------     ----------
Balances, December 31, 1999...........................             $(2,453)            $(66,548)           $208     $1,046,341
                                                         =================             ========    ============     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      PIMCO ADVISORS L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For The Years Ended December 31,
                                                                                       ------------------------------------
                                                                                          1999         1998         1997
                                                                                       ----------   ----------   ----------
                                                                                             (Dollars in thousands)
Cash flows from operating activities:
Net income..........................................................................   $ 205,700    $ 208,376    $ 118,330
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................      86,742       71,026       51,262
  Issuance of restricted units in lieu of directors fees............................          80           74          151
  Restricted Unit and Option Plans..................................................      33,981       25,753        8,188
  Equity in loss (income) of unconsolidated partnerships............................        (180)        (106)         361
  Unrealized gain on investments....................................................      (4,289)         (42)      (1,171)
  Gain on sale of investments.......................................................      (4,292)        (303)          --
  Change in operating assets and liabilities, excluding net effects of
  Acquired entities:
   Change in fees receivable........................................................      (9,561)     (23,014)     (21,123)
   Change in other assets...........................................................     (62,535)     (61,532)     (25,953)
   Change in accounts payable and accrued expenses..................................      17,175       12,021        6,332
   Change in other liabilities......................................................      32,006       27,773       38,556
   Other............................................................................          --            7          (34)
                                                                                       ---------    ---------    ---------
Net cash provided by operating activities...........................................     294,827      260,033      174,899
                                                                                       ---------    ---------    ---------
Cash flows from investing activities:
Purchases of investments............................................................    (118,212)     (68,516)     (46,122)
Proceeds from sales of investments..................................................      77,710       31,791       47,186
Return of investment in partnerships................................................       1,036          600           --
Investment in partnerships..........................................................        (627)        (164)      (2,815)
Proceeds from sale of fixed assets..................................................          77           33            3
Purchase of fixed assets............................................................     (41,577)     (13,790)      (4,856)
Notes receivable advances...........................................................      (2,120)      (1,312)        (699)
Cash of acquired entities...........................................................          --           --       36,300
                                                                                       ---------    ---------    ---------
Net cash provided by (used in) investing activities.................................     (83,713)     (51,358)      28,997
                                                                                       ---------    ---------    ---------
Cash flows from financing activities:
Short term borrowings...............................................................      75,000       35,000       30,000
Long term debt paid off.............................................................          --           --      (32,193)
Unit options exercised..............................................................       3,281        4,608           --
Issuance of Limited Partnership Units to Deferred Compensation Plan.................      48,655       34,879           --
Capital contribution from General Partner...........................................          --           16           --
Cash distributions declared.........................................................    (304,651)    (271,345)    (208,713)
                                                                                       ---------    ---------    ---------
Net cash used in financing activities...............................................    (177,715)    (196,842)    (210,906)
                                                                                       ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents................................      33,399       11,833       (7,010)
Cash and cash equivalents, beginning of year........................................      46,134       34,301       41,311
                                                                                       ---------    ---------    ---------
Cash and cash equivalents, end of year..............................................   $  79,533    $  46,134    $  34,301
                                                                                       =========    =========    =========
Supplemental disclosures:
  Income taxes paid.................................................................   $     529    $   8,676    $     316
                                                                                       =========    =========    =========
  Interest paid.....................................................................   $   9,844    $   8,510    $   1,102
                                                                                       =========    =========    =========
  Fair value of non-cash assets acquired............................................                             $ 982,459
                                                                                                                 =========
  Liabilities assumed...............................................................                             $ 330,889
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

     PIMCO Advisors offers its investment management services to institutional clients through client service representatives of its investment management groups. Institutional clients invest through separate accounts and pooled vehicles such as the institutional share classes of the PIMCO Funds, PIMCO Advisors' family of 54 proprietary mutual funds. PIMCO Advisors offers the investment expertise of its institutional investment managers to retail investors through the retail share classes of the PIMCO Funds, which are distributed primarily through broker dealers including PIMCO Funds Distributors LLC (formerly known as PIMCO Funds Distribution Company), a wholly-owned broker-dealer.

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

     . NFJ Investment Group ("NFJ") is a value oriented manager of equity securities primarily for institutions and mutual funds.

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

     . Circle Trust Company ("CTC"), formerly Columbus Circle Trust Company, a non bank trust company and wholly owned subsidiary of CCI, established in November 1995, which commenced business in January 1996;

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

     . 225 Liberty Street Advisers L. P. ("225") a registered investment adviser and 99% owned subsidiary of Oppenheimer Capital, with 1% owned by Value;

     . PIMCO Trust Company ("Trust Co."), formerly Oppenheimer Capital Trust Company, a non bank trust company and wholly owned subsidiary of PIMCO Advisors LP;

     . PIMCO Europe Limited. ("PIMCO Europe"), formerly, PIMCO Global Advisors (Europe) Ltd, a registered investment adviser in the United Kingdom and wholly owned subsidiary of PIMCO Global Advisors LLC, a wholly owned subsidiary of PIMCO Advisors;

     . PIMCO Japan Limited. ("PIMCO Japan"), formerly PIMCO Global Advisors (Japan), a registered investment adviser in Japan and wholly owned subsidiary of PIMCO Advisors;

     . PIMCO Australia PTY Limited ("PIMCO Australia"), formerly PIMCO Global Advisors (Australia), a registered investment adviser in Australia and wholly owned subsidiary of PIMCO Global Advisors LLC.

     . PIMCO Asia Pte Ltd ("PIMCO Asia"), a registered investment adviser in Singapore and wholly owned subsidiary of PIMCO Global Advisors LLC.

     . PIMCO Global Advisors (Resources) Limited ("PIMCO Asia"), a Cayman Island exempted company and wholly owned subsidiary of PIMCO Global Advisors LLC.

     PIMCO Advisors L.P., Pacific Investment Management, Oppenheimer Capital, Cadence, Parametric, NFJ, Value, OpCap Advisors and 225 are registered investment advisors. PFD and Distributors are registered broker/dealers with the Securities and Exchange Commission and members of the National Association of Securities Dealers, Inc.

     On April 30, 1999, PIMCO Advisors L.P. completed the sale of Blairlogie Capital Management to a subsidiary of Alleghany Asset Management pursuant to the Purchase and Sale Agreement, dated as of October 24, 1998, as amended. Blairlogie Capital Management is an Edinburgh, Scotland based former investment management subsidiary of PIMCO Advisors.

     On June 30, 1999, PIMCO Advisors L.P. completed its withdrawal as a partner of Columbus Circle Investors, resulting in ownership residing with a management group pursuant to an Admission Agreement. The Admission Agreement and the General Partnership Agreement of Columbus Circle Investors provide for payments to PIMCO Advisors L.P. Columbus Circle Investors is a Stamford, Connecticut based former investment management subsidiary of PIMCO Advisors.

     After the close of business December 31, 1999, PIMCO Advisors completed the sale of Circle Trust Company to Orbitex Acquisition Holdings Corp ("Orbitex") pursuant to the Stock Purchase Agreement, dated as of March 5, 1999, as amended.

2.   Significant Accounting Policies

     a. Cash and Cash Equivalents--PIMCO Advisors invests certain cash balances in money market funds. At December 31, 1999, this investment is approximately $58.9 million, of which approximately $53.5 million is invested in invested in non-affiliate money market funds. At December 31, 1998, this investment is approximately $43.9 million, of which approximately $37.3 million is invested in invested in non-affiliate money market funds. Management considers investments in money market funds to be cash equivalents for purposes of the Consolidated Statements of Cash Flows. These investments are carried at cost, which approximates market.

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

     c. Short-Term Investments--The short term investments, as of December 31, 1999 and 1998, are primarily invested in the PIMCO Funds with a short-term duration objective. The investments are carried at market value.

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

     e. Other Assets--PFD offers for sale a "B" class of mutual fund shares. Under this share structure PFD advances commissions to independent brokers and is entitled to recoup its marketing costs through an ongoing fee stream from the respective funds or through contingent deferred sales charges collected from the share purchaser. Such fees are capitalized as deferred sales charges and amortized on a straight line basis as commission expense over a period of 60 months. Deferred unamortized marketing costs of approximately $74.8 million and $51.0 million are included in other non current assets at December 31, 1999 and 1998, respectively.

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

     g. Foreign Currency Translation--The assets and liabilities of Blairlogie, PIMCO Asia, PIMCO Australia, PIMCO Europe and PIMCO Japan have been translated into U.S. dollars at the current rate of exchange existing at year end. Revenues and expenses were translated at the average of the monthly exchange rates then in effect. The effects of translating the results of operations of subsidiaries with a functional currency other than the U.S. Dollar are included in Partners' Capital.

     h. Net Income Allocation--Net income is allocated in accordance with the Amended and Restated Agreement of Limited Partnership of PIMCO Advisors. Net income is generally allocated among unit holders in the same proportions as cash distributions. Class D units issued to certain executives during 1999 have a distribution preference corresponding to the results of operations of the PIMCO Equity Advisors division. Prior to 1998, PIMCO Advisors cash distribution policy provided for a first priority distribution to General Partner and Class A Limited Partner units ($1.88 per year through December 31, 1997) followed by a second priority distribution to Class B Limited Partner units. For the year ended December 31, 1997, the distribution was equal for all classes of units. The Class A unit distribution preference ended with the payment of the distribution for the fourth quarter of 1997, and on March 1, 1998, all PIMCO Advisors Class B units converted into Class A units.

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

                                                                1999           1998           1997
                                                            ------------   ------------   ------------
     Basic
        General Partner and Class A Limited Partner Units..  112,116,471    108,582,920     43,773,904

        Diluted
        General Partner and Class A Limited Partner Units..  117,121,459    113,918,207     45,701,026
        Class B Limited Partner Units......................           --             --     35,662,779

     j. Other--Certain items have been reclassified to conform with the current year presentation. All significant intercompany items have been eliminated in the accompanying consolidated financial statements.

     k. Comprehensive Income--During 1999, PIMCO Advisors adopted SFAS No. 130, Reporting Comprehensive Income, which requires that PIMCO Advisors present comprehensive income, a measure that reflects all non-owner changes in equity, in addition to net income. Comprehensive income has been reflected in the accompanying Consolidated Statements of Operations and Changes in Partners' Capital. The adoption of SFAS No. 130 did not have a significant impact on the financial position or the results of operations of PIMCO Advisors.

     l. Use of Estimates in the Preparation of Financial Statements--The financial statements have been prepared in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

3.   Intangible Assets

     The acquisition of Opgroup in November 1997 was recorded under the purchase accounting method. Intangible assets of approximately $897.5 million represented the excess of the purchase price over the fair value of the net tangible assets of Oppenheimer Capital acquired. This amount is amortized on a straight line basis over 20 years. For accounting purposes, a transaction in 1994 was treated as a purchase and recapitalization of TAG LP by PFAMCo Group, or a "reverse acquisition." Intangible assets of approximately $284.9 million represented the excess of the purchase price over the fair value of the net tangible assets of TAG LP deemed acquired in the transaction. A portion of these intangible assets represented the value assigned to PIMCO Advisors Master Limited Partnership ("MLP") structure. Under prior Internal Revenue Code guidelines, an MLP was exempt from federal and most state and local income taxes through December 31, 1997. The value attributed to the MLP structure has been amortized over the period ending December 31, 1997. The remainder is amortized on a straight line basis over its estimated life of 20 years.

4.   Supplementary Financial Data

     The following table summarizes the actual condensed 1999 and 1998 results of operations of PIMCO Advisors and the unaudited condensed pro forma 1997 results of operations of PIMCO Advisors as if the above acquisition transactions had been completed on January 1, 1996. The pro forma operating results give effect to:

     (i)   Conversion of Oppenheimer Capital to a calendar year reporting basis;

     (ii) The issuance of 2.1 million restricted PIMCO Advisors Class A units in connection with the acquisition of the privately held 33% interest in Oppenheimer Capital which occurred on November 4, 1997 ("Opgroup Transaction");

     (iii) The assumed exchange of $230 million of previously existing exchangeable debt for an additional 6.9 million PIMCO Advisors Class A units, of which $149.5 million had been exchanged as of December 31, 1999;

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

     (vii) The elimination of the priority distribution structure related to pre December 31, 1997 rights of PIMCO Advisors Class A units.

                                                   For the Years Ended  December 31,
                                          ----------------------------------------------------
                                               1999             1998               1997
                                          --------------   ---------------   -----------------
                                             (Actual)         (Actual)          (Pro Forma)
                                                        (Dollars in thousands,
                                                       except per unit amounts)
     Revenues
        Investment advisory...............     $844,507          $770,160            $641,662
        Distribution and servicing........      116,111            82,272              63,184
                                               --------          --------            --------
                                                960,618           852,432             704,846
                                               --------          --------            --------

     Expenses
        Compensation and related expense..      393,065           359,583             295,886
        Other operating expense, net......      272,820           203,668             148,443
        Amortization of intangibles,
         options and restricted units.....       89,033            80,805             103,157
                                               --------          --------            --------
                                                754,918           644,056             547,486
                                               --------          --------            --------
        Net income........................     $205,700          $208,376            $157,360
                                               ========          ========            ========
        Basic net income per unit.........     $   1.83          $   1.92            $   1.44
                                               ========          ========            ========
        Diluted net income per unit.......     $   1.75          $   1.83            $   1.39
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

6.   Fixed Assets

     The major classifications of fixed assets are as follows:

                                                As of December 31,
                                           ----------------------------
                                              1999            1998
                                           -----------   --------------
                                           (Dollars in     Thousands)
  Office equipment, furniture and
   fixtures...............................     $59,051         $30,486
  Leasehold improvements..................      15,948           9,083
  Premises................................       1,050               -
  Automobiles.............................          22              22
                                               -------         -------
  Total fixed assets......................      76,071          39,591
  Less accumulated depreciation and
   amortization...........................      25,635          16,874
                                               -------         -------
  Fixed assets, net.......................     $50,436         $22,717
                                               =======         =======

7.   Income Taxes

     Only certain subsidiaries are subject to income taxes directly and they file separate tax returns. The total income tax provision for the affected subsidiaries is as follows:

                                        For the Years Ended
                             -----------------------------------------
                                           December 31,
                             -----------------------------------------
                                   1999            1998        1997
                             ----------------   ----------   ---------
                                      (Dollars in thousands)
Current expense:
    State.................             $ 368        $ 163       $  105
    Federal...............               690          427          156
Deferred (benefit)
 expense:
    State.................               (21)         (31)         293
    Federal...............               (53)          13        1,148
                                       -----        -----       ------
                                       $ 984        $ 572       $1,702
                                       =====        =====       ======

8.   Benefit Plans

     a. Profit Sharing and Incentive Programs--PIMCO Advisors and its subsidiaries have several profit sharing and incentive programs that compensate participants on the basis of profitability and discretionary bonuses. Compensation under these programs was approximately $251.5 million, $239.8 million, and $152.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     b. Executive Deferred Compensation Plan--PIMCO Advisors and its subsidiaries have a nonqualified deferred compensation plan pursuant to which a portion of the compensation otherwise payable to certain eligible employees will be mandatorily deferred, and pursuant to which such eligible employees may elect to defer additional amounts of compensation. The plan is unfunded and is maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, within the meaning of Sections 201(2), 301(a)(3) and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended. Amounts deferred under the plan are used to acquire units of PIMCO Advisors and are held in a trust for the employees. As of December 31, 1999 and 1998, the balance related to PIMCO Advisors and its subsidiaries in the trust at fair value was approximately $157.5 million and $68.0 million, respectively.

     c. Savings and Investment Plans--PIMCO Advisors and its subsidiaries have several defined contribution employee benefit plans covering substantially all employees. PIMCO Advisors and Pacific Investment Management are the sponsors of certain defined contribution employee savings and investment plans. The plans qualify under Section 401(k) of the Internal Revenue Code and allow eligible employees of PIMCO Advisors and certain of its subsidiaries, to contribute up to ten percent of their annual compensation as defined, and subject to a maximum dollar amount determined from time to time under the provisions of the Internal Revenue Code. Employees are generally eligible following the later of attainment of age 21 or the completion of one year of credited service. For 1999, 1998 and 1997, PIMCO Advisors and certain of its subsidiaries matched and contributed an amount up to the first six percent of annual compensation, subject to Internal Revenue Code limits, contributed by the employees. In addition, PIMCO Advisors and certain of its subsidiaries, may elect to make a discretionary contribution to all participants. The amount expensed by PIMCO Advisors and its subsidiaries related to these plans during the year ended December 31, 1999, 1998 and 1997 was approximately $4.8 million, $4.3 million and $2.2 million, respectively.

           Pacific Investment Management has several defined contribution employee benefit plans covering substantially all of its employees and made contributions to the plans ranging from five percent to eleven percent of covered individuals' base compensation. The aggregate expense recorded is approximately $2.1 million, $1.3 million and $1.1 million in 1999, 1998 and 1997, respectively.

     d. Unit Based Incentive Plans--PIMCO Advisors and PIMCO Holdings jointly adopted the 1998 Unit Incentive Plan (the "1998 Plan") effective
        January 1, 1998. The 1998 Plan was adopted to replace the 1997 Unit Incentive Plan (the "1997 Plan") which in turn, replaced the previous unit based incentive plans sponsored by PIMCO Advisors and Oppenheimer Capital. Upon the adoption of the 1998 Plan, each option outstanding under the 1997 Plan, 1993 Unit Option Plan of PIMCO Advisors L.P., the 1996 Unit Incentive Plan of PIMCO Advisors L.P., the Oppenheimer Capital Amended and Restated Restricted Option Plan, and the Oppenheimer Capital Amended and Restated Restricted Unit Plan was replaced by an option or award under 1998 Plan. Each such award covered the same number of limited partnership units and had the same term and vesting schedule as the award which it replaced. The 1998 Plan is intended to further the financial success of PIMCO Holdings and PIMCO Advisors through obtaining and retaining the services of members of their respective management boards, key employees and consultants who will contribute to their growth, development and financial success, by offering such members, key employees and consultants the opportunity to own, or have the right to share in the appreciation of, PIMCO Holdings units, and, if they are "qualified persons" within the meaning of the 1998 Plan, PIMCO
        Advisors units. The 1998 Plan is currently administered by the Management Board of PIMCO Holdings and the Unit Incentive Committee of the Management Board of PIMCO Advisors. Pursuant to an arrangement between PIMCO Advisors and PIMCO Holdings, PIMCO Advisors will issue to PIMCO Holdings a number of PIMCO Advisors units equal to the number of PIMCO Holdings units issued under the 1998 Plan.

        Concurrent with the effective date of the 1997 Plan, awards for an aggregate of 12,525,069 Partnership Units (including 3,203,850 restricted unit rights) granted under plans sponsored by PIMCO Advisors and Oppenheimer Capital were assumed under the 1997 Plan.

        Prior to effectiveness of the 1997 Plan, PIMCO Holdings and Oppenheimer Capital maintained the OpCap Option Plan and the OpCap Rights Plan for the benefit of certain key employees. Pursuant to these plans, an eligible employee was granted the right to receive a number of units of PIMCO Holdings at no cost to the employee ("Rights"), in the case of the OpCap Rights Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the OpCap Option Plan. The right to receive or purchase units vests 33 1/3 % per year at the end of each of the third, fourth and fifth years from the date of grant. PIMCO Holdings transferred to Oppenheimer Capital the proceeds from the exercise of Options in exchange for an increase in its general partner interest in Oppenheimer Capital. Opfin and the limited partners of PIMCO Holdings incurred dilution, in accordance with their respective percentage interest in Oppenheimer Capital, upon the vesting of Rights and the exercise of Options.

        Prior to the adoption of the 1998 Plan, PIMCO Advisors maintained a restricted unit plan and two unit options plans for the benefit of certain key employees. A total of 150,000 Class A limited partner units and 150,000 Class B limited partner units have been awarded under the plan. In addition, under the OpCap Rights Plan, approximately 2,177,000 Class A limited partner deferred units were awarded. Under these plans, units generally vest over a five-year period. The expense under these plans was approximately $34.0 million, $21.3 million and $3.8 million during 1999, 1998 and 1997, respectively.

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

                                                          For the Years Ended
                                                  ------------------------------------
                                                              December 31,
                                                  ------------------------------------
                                                     1999         1998         1997
                                                  -----------   ---------   ----------
                                                    (Dollars in millions, except per
                                                             unit amounts)
    Net income
          As reported...........................       $205.7      $208.4       $118.3
          Pro forma.............................       $198.3      $205.1       $116.5

    Diluted net income per unit
       Diluted net income per General Partner
         and Class A Limited Partner unit
          As reported...........................       $ 1.75      $ 1.83       $ 1.45
          Pro forma.............................       $ 1.69      $ 1.80       $ 1.43

           For the above disclosure purposes, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yield of 7.5%, 6.9% and 7.3%; expected volatility of 27%, 22% and 21%; risk free interest of 5.26%, 5.51% and 6.52%; and expected lives of 5, 5 and 5 years, respectively.

            The unit option plans are administered by the Unit Incentive Committee of the Management Board of PIMCO Advisors, which determines the key employees and the terms of the options to be granted. Under the 1998 and 1997 Plans, PIMCO Advisors could grant options on the Class A units to its employees for up to a total that the Unit Incentive Committee of the Management Board of PIMCO Advisors deems appropriate. The expense under the option plans was approximately $4.4 million and $4.4 million during 1998 and 1997, respectively. There was no cost for this program in 1999. Under the 1996 Plan, the exercise price for each option reported herein has not been less than the average trading price of PIMCO Advisors units for the 20 trading day period prior to the grant date and each option's maximum term is 10 years. There was no material difference between the option price and the market price on the grant date. The outstanding options vest over a period of not more than five years and vested options are generally exercisable after January 1, 1998. As noted above, effective January 1, 1998, all such awards, and those under the OpCap Option Plan and OpCap Rights Plan, were assumed under the 1998 Plan. In 1998, all Class B unit options were converted to Class A unit options. Following is a summary of the status of the awards under the unit option plans:

                                            Units           Range Per Unit
                                        -------------   ----------------------
  Outstanding, January 1,1997..........    7,768,730         $ 2.425 --$18.810
                                          ----------
  Options on Limited Partner units
     Granted...........................      794,600         $21.400 --$26.770
     Exercised.........................      (30,000)        $          13.530
     Cancelled.........................     (212,720)        $ 2.425 --$22.870
  Assumed options......................    1,000,609         $12.350 --$21.630
                                          ----------
  Outstanding, December 31,1997........    9,321,219         $ 2.425 --$26.770
                                          ----------
  Options on Limited Partner units
     Granted...........................    1,612,827         $26.875 --$34.875
     Exercised.........................   (2,412,702)        $ 2.425 --$22.870
     Cancelled.........................     (153,870)        $ 2.425 --$34.625
                                          ----------
  Outstanding, December 31,1998........    8,367,474         $ 2.425 --$34.875
                                          ----------
  Options on Limited Partner units
     Granted...........................    1,717,700         $26.875 --$34.625
     Exercised.........................   (1,373,503)        $ 2.425 --$34.625
     Cancelled.........................     (253,193)        $12.430 --$34.625
                                          ----------
  Outstanding, December 31,1999........    8,458,478         $ 2.425 --$34.875
                                          ==========

  Exercisable, December 31, 1999:
     Options on Limited Partner units..    5,514,936         $ 2.425 --$34.875
                                          ==========

9.   Long Term Notes

     In connection with the OpCap Merger, as discussed in Note 1, PIMCO Advisors acquired Opgroup, the issuer of $230 million principal amount of notes. The notes are exchangeable for Class A limited partner units at $33 1/3 per unit. The notes bear interest at 6% per annum with a maturity date of December 1, 2037. As of December 31, 1999, approximately $149.5 million had been exchanged for approximately 4.5 million Class A limited partner units. At December 31, 1999 and 1998, the outstanding balance on the notes was $80.5 and $80.5 million, respectively. Interest expense related to these notes was approximately $4.9 and $5.0 million in 1999 and 1998, respectively.

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

11.  Commitments

     a. Lease Agreements--PIMCO Advisors and its subsidiaries lease office space and certain office equipment under noncancelable leases with terms in excess of one year. Future minimum payments are as follows:

                                       Year Ending December 31,
                                       ------------------------
                                        (Dollars in thousands)
        2000......................            $ 16,580
        2001......................              16,496
        2002......................              16,136
        2003......................              15,629
        2004......................              15,476
        Thereafter................             111,546
                                              --------
           Total..................            $191,863
                                              ========

        Rent expense in connection with these agreements was approximately $19.0 million, $10.5 million and $4.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     b. Letter of Credit--PIMCO Advisors is contingently liable for a letter of credit in the amount of approximately $247,000 related to PIMCO Advisors membership in an insurance program.

     c. Revolving Line of Credit--PIMCO Advisors has a $500 million, 5 year revolving credit facility, originated in May of 1998. The facility permits short term borrowings at a floating rate of interest. The terms of the agreement include an interest coverage ratio, a consolidated funded debt ratio and a minimum operating cash flow ratio. At December 31, 1999 and 1998, the balance outstanding was $140.0 and $65.0 million, respectively and PIMCO Advisors was in compliance with the required ratios.

11.  Net Capital

     PFD and OCC Distributors are subject to the Uniform Net Capital Rule (Rule 15c3-1) under the Securities and Exchange Act of 1934, which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1999, PFD had net capital of $7.0 million, which was $5.2 million in excess of its required net capital of $1.8 million. PFD's net capital ratio was 3.82 to 1 at December 31, 1999. At December 31, 1998, PFD had net capital of $2.0 million, which was $1.3 million in excess of its required net capital of $.7 million. PFD's net capital ratio was 4.82 to 1 at December 31, 1998. At December 31, 1999, OCC Distributors had net capital of $4.1 million, which was $4.1 million in excess of its required net capital of $48,000. OCC Distributors' net capital ratio was .18 to 1 at December 31, 1999. At December 31, 1998, OCC Distributors had net capital of $2.4 million, which was $2.3 million in excess of its required net capital of $0.1 million. OCC Distributors' net capital ratio was .24 to 1 at December 31, 1998.

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

     StocksPLUS has mitigated the effects of its pro rata investment in StocksPLUS, L.P.'s investments through the use of short futures positions. Gains and losses related to these positions are settled daily. Included in ''Short term investments'' in the accompanying Consolidated Statements of Financial Condition are securities which are used as necessary for deposits made in connection with the futures positions and are recorded at fair value. The notional amounts of the contracts do not necessarily represent future cash requirements, as the contracts are intended to be closed prior to their expiration. As of December 31, 1999 and 1998, the notional amounts of futures contracts approximated $3.7 million and $3.1 million, respectively.

     Condensed financial information for StocksPLUS, L.P. is as follows:

Summary of Financial Condition

                                                            As of December 31,
                                                        ---------------------------
                                                            1999           1998
                                                        ------------   ------------
                                                          (Dollars in thousands)
  Assets
     Investments at fair value.......................     $7,028,530     $5,569,953
     Other assets....................................         84,817         62,082
                                                          ----------     ----------
        Total assets.................................     $7,113,347     $5,632,035
                                                          ==========     ==========

  Liabilities and partners' capital
     Liabilities.....................................     $  249,522     $  359,688
     StocksPLUS' Partner Capital.....................          3,732          3,770
     Limited Partners' Capital.......................      6,860,093      5,268,577
                                                          ----------     ----------
        Total liabilities and partners' capital......     $7,113,347     $5,632,035
                                                          ==========     ==========
Summary of Operations

                                                          For The Years Ended December 31,
                                                   ----------------------------------------------
                                                        1999            1998            1997
                                                   --------------   -------------   -------------
                                                              (Dollars in thousands)
  Net trading gains on futures..................      $  760,470      $  875,775        $575,696
  Net gain/ (loss) in fair value of securities             1,086         (10,584)         13,140
  Interest income...............................         383,945         266,098         164,175
  Fees and commissions..........................          (4,115)        (10,741)         (6,119)
                                                      ----------      ----------        --------
     Net income.................................      $1,141,386      $1,120,548        $746,892
                                                      ==========      ==========        ========

13.   Consolidated Quarterly Results of Operations (unaudited)

     The quarterly results for the periods indicated were as follows:

                                                               Three         Three           Three             Three
                                                              Months        Months          Months             Months
                                                               Ended         Ended           Ended             Ended
                                                             March 31,     June 30,      September 30,      December 31,
                                                               1999          1999            1999               1999
                                                            --------------------------------------------------------------
                                                                   (Dollars in thousands, except per unit amounts)
Revenues.................................................      $228,557      $244,711          $242,927           $244,423
Expenses.................................................       195,461       182,388           183,496            192,589
                                                               --------      --------          --------           --------
Income before taxes......................................        33,096        62,323            59,431             51,834
Income tax expense.......................................           271           425               115                173
                                                               --------      --------          --------           --------
Net income...............................................      $ 32,825      $ 61,898          $ 59,316           $ 51,661
                                                               ========      ========          ========           ========

Diluted net income per General Partner and Class A
                                                               $   0.28      $   0.54          $   0.50           $   0.43
 Limited Partner unit....................................      ========      ========          ========           ========


                                                               Three         Three           Three             Three
                                                              Months        Months          Months             Months
                                                               Ended         Ended           Ended             Ended
                                                             March 31,     June 30,      September 30,      December 31,
                                                               1998          1998            1998              1998
                                                             -----------------------------------------------------------
                                                                   (Dollars in thousands, except per unit amounts)
Revenues.................................................      $193,857      $216,612        $213,937         $228,026
Expenses.................................................       146,906       161,290         162,544          172,744
                                                               --------      --------        --------         --------
Income before taxes......................................        46,951        55,322          51,393           55,282
Income tax expense.......................................           169           202             141               60
                                                               --------      --------        --------         --------
Net income...............................................      $ 46,782      $ 55,120        $ 51,252         $ 55,222
                                                               ========      ========        ========         ========
Diluted net income per General Partner and Class A
                                                               $   0.42      $   0.48        $   0.45         $   0.48
 Limited Partner unit....................................      ========      ========        ========         ========

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The General Partners of
Oppenheimer Capital

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Oppenheimer Capital and its subsidiaries (the "Partnership") at December 31, 1997 and April 30, 1997, and the results of their operations and their cash flows for the eight-month period ended December 31, 1997 and for the year ended April 30, 1997, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
January 30, 1998

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                December 31,      April 30,
                                                                                    1997            1997
                                                                                ------------   ---------------
                                                                                    (Dollars in thousands)
                                     ASSETS
Current assets:
  Cash and short term investments............................................        $19,644           $27,123
  Investment management fees receivable......................................         55,616            52,357
  Investments in affiliated mutual funds and other sponsored investment
    products.................................................................          3,304             4,347
                                                                                     -------           -------
     Total current assets....................................................         78,564            83,827
Furniture, equipment and leasehold improvements at cost less accumulated
 depreciation and amortization of $3,288 and $2,812..........................          3,885             3,795
Intangible assets, less accumulated amortization of $1,030 and $565..........          1,170             1,511
Other non current assets.....................................................          2,617             3,886
                                                                                     -------           -------
Total assets.................................................................        $86,236           $93,019
                                                                                     =======           =======

                    LIABILITIES, MINORITY INTEREST AND
                            PARTNERS' CAPITAL

Accrued employee compensation and benefits...................................        $17,820           $13,914
Accrued expenses and other liabilities.......................................         11,556             8,880
Note payable.................................................................             --               400
Deferred investment management fees..........................................          9,278             4,532
Distribution payable to partners.............................................             --            25,318
                                                                                     -------           -------
Total liabilities............................................................         38,654            53,044
                                                                                     -------           -------
Minority interest............................................................            213               277
Partners' Capital............................................................         47,369            39,698
                                                                                     -------           -------
Total liabilities, minority interest and partners' capital...................        $86,236           $93,019
                                                                                     =======           =======

                      The accompanying notes are an integral part of these consolidated financial statements.

                     OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   For The
                                                                Eight-months           For The
                                                                    Ended            Year Ended
                                                                December 31,          April 30,
                                                                    1997                1997
                                                              -----------------   -----------------
                                                                     (Dollars in thousands)
Revenues
  Investment management fees...............................           $144,790            $175,814
  Net distribution assistance and commission income........              2,992               4,910
  Interest and dividends...................................              1,155               1,250
                                                                      --------            --------
     Total revenues........................................            148,937             181,974
                                                                      --------            --------
Expenses
  Compensation and benefits................................             66,312              77,664
  Occupancy................................................              4,713               6,572
  General and administrative...............................              8,753              12,494
  Promotional..............................................              4,173               6,334
                                                                      --------            --------
     Total expenses........................................             83,951             103,064
                                                                      --------            --------
Operating income...........................................             64,986              78,910
  Gain on Quest sales......................................              4,374               2,806
                                                                      --------            --------
Income before income tax expense and minority interest.....             69,360              81,716
  Income tax expense.......................................              2,985               3,198
                                                                      --------            --------
Income before minority interest............................             66,375              78,518
  Minority interest........................................               (251)               (254)
                                                                      --------            --------
Net income.................................................           $ 66,124            $ 78,264
                                                                      ========            ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (Dollars in thousands)

Balance at May 1, 1996..............................................      $ 34,702
  Net income........................................................        78,264
  Amortization of restricted unit compensation expense..............         2,209
  Distributions declared to partners:
     Oppenheimer Financial Corp.....................................       (24,707)
     Oppenheimer Capital, L.P.......................................       (51,300)
  Contributions by Oppenheimer Capital, L.P.........................           530
                                                                          --------
Balance at April 30, 1997...........................................        39,698
  Net income........................................................        66,124
  Amortization of restricted unit compensation expense..............         2,677
  Distributions declared to partners:
     Oppenheimer Financial Corp.....................................       (17,624)
     Oppenheimer Capital, L.P.......................................       (36,752)
     Value Advisors LLC.............................................        (7,447)
     PIMCO Advisors L.P.............................................           (58)
  Contributions by Oppenheimer Capital, L.P.........................           751
                                                                          --------
Balance at December 31, 1997........................................      $ 47,369
                                                                          ========

                      The accompanying notes are an integral part of these consolidated financial statements.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For The Eight      For The Year
                                                                     Months Ended           Ended
                                                                   December 31, 1997   April 30, 1997
                                                                   -----------------   ---------------
                                                                         (Dollars in thousands)
Cash flows from operating activities:
Net income......................................................           $ 66,124          $ 78,264
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Amortization of restricted unit compensation..................              3,808             2,209
  Depreciation and amortization.................................                623             1,019
  Minority interest, net of distributions.......................                (64)              103
  Change in operating assets and liabilities:
   Change in investment management fees receivable..............             (3,259)           (9,341)
   Change in other assets.......................................                731              (182)
   Change in accrued employee compensation and benefits.........              3,906             1,041
   Change in accrued expenses and other liabilities.............              2,676             1,712
   Change in deferred investment management fees................              4,746             1,662
                                                                           --------          --------
Net cash provided by operating activities.......................             79,291            76,487
                                                                           --------          --------
Cash flows from investing activities:
Purchases of fixed assets.......................................               (566)           (1,111)
Intangible assets resulting from acquisitions...................               (500)               --
Proceeds from sales of mutual funds shares and other
 Investments....................................................              1,485             3,132
Purchases of mutual funds shares and other investments..........               (340)           (2,819)
                                                                           --------          --------
Net cash provided by (used in) investing activities.............                 79              (798)
                                                                           --------          --------
Cash flows from financing activities:
Payment of note payable.........................................               (400)             (400)
Distributions to partners:
  Oppenheimer Financial Corp....................................            (25,853)          (22,280)
  Oppenheimer Capital, L.P......................................            (53,842)          (46,160)
  Value Advisors LLC............................................             (7,447)               --
  PIMCO Advisors L.P............................................                (58)               --
Contributions by Oppenheimer Capital, L.P.......................                751               530
                                                                           --------          --------
Net cash used in financing activities...........................            (86,849)          (68,310)
                                                                           --------          --------
Net increase (decrease) in cash and short term investments......             (7,479)            7,379
Cash and short term investments at beginning of period..........             27,123            19,744
                                                                           --------          --------
Cash and short term investments at end of period................           $ 19,644          $ 27,123
                                                                           ========          ========
Supplemental disclosures
  Interest paid.................................................           $     45          $    112
                                                                           ========          ========
  New York City unincorporated business tax paid................           $  1,730          $  3,376
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

    f. Intangible Assets--Impairment of intangible assets is measured on the basis of anticipated undiscounted cash flows. At December 31, 1997 and April 30, 1997, Oppenheimer Capital determined that there was no impairment of intangible assets.

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

                                             Year Ending
                                             December 31,
                                         --------------------
                                             (Dollars in
                                              thousands)
1998..................................                $ 4,140
1999..................................                  4,140
2000..................................                  4,140
2001..................................                  3,387
2002..................................                  3,554
Thereafter............................                  7,130
                                                      -------
Total.................................                $26,491
                                                      =======

     The agreements expire at various dates through the calendar year ending December 31, 2005 and contain provisions for additional charges (e.g., ground rent, real estate taxes and operating expenses). Office rent expense for the eight-month period ended December 31, 1997 was $3,785,000, and for the year ended April 30, 1997 was $5,046,000.

4.   Compensation Plans

Oppenheimer Capital has established a Restricted Unit Plan and a Restricted Option Plan (the "OpCap Plans") for the benefit of certain key employees. Pursuant to the OpCap Plans, an eligible employee is granted the right to receive a number of units of PIMCO Holdings or, in certain cases after December 31, 1997, PIMCO Advisors, at no cost to the employee ("Rights"), in the case of the Restricted Unit Plan, and/or the right to purchase a number of units at the fair market value of such units on the date of grant ("Options"), in the case of the Restricted Option Plan. Obligations under the OpCap Plans have been assumed by PIMCO Advisors and PIMCO Holdings effective January 1, 1998. The right to receive or purchase units vests 33 1/3% per year at the end of each of the third, fourth and fifth years from the date of grant. A total of 6,304,250 restricted units and/or restricted options have been authorized under the OpCap Plans. The following table shows the Rights granted and the Options granted with exercise prices of $12.35 to $21.63 (all reflective of a 1.67 for 1 split effective December 1, 1997) at December 31,

1997. As a result of the grant of Rights, Oppenheimer Capital recorded deferred restricted unit compensation expense in partners' capital of $8,574,000 for the eight-month period ended December 31, 1997 and $5,977,000 for the fiscal year ended April 30, 1997, which amounts are amortized over a five year period. In addition, approximately $67.8 million was recorded as deferred compensation expense in partners' capital of PIMCO Advisors for special grants made in November of 1997 associated with the completion of sale of the Opfin interest. Amortization of $2,677,000 for the eight-month period ended December 31, 1997 and $2,209,000 for the fiscal year ended April 30, 1997 has been recorded. This amortization results in a charge to compensation and benefits and a corresponding credit to partners' capital.

                                                                      Rights           Options
                                                                   outstanding       Outstanding       Price per option
                                                                  --------------   ---------------   ---------------------
Balances at May 1, 1996........................................         542,344           625,360         $10.853--$16.841
  Rights granted...............................................         346,553
  Rights cancelled.............................................         (23,562)
  Units issued with respect to Rights..........................        (160,071)
  Options granted..............................................                           281,395         $17.590--$20.210
  Options exercised............................................                           (37,851)        $10.853--$17.590
  Options canceled.............................................                           (40,080)        $12.425--$17.590
                                                                      ---------         ---------
Balances at April 30, 1997.....................................         705,264           828,824         $10.853--$20.210
  Rights granted...............................................       2,553,453
  Rights cancelled.............................................          (5,979)
  Units issued with respect to Rights..........................         (48,888)
  Options granted..............................................                           283,900                  $21.632
  Options exercised............................................                           (92,075)        $10.853--$14.970
  Options canceled.............................................                           (20,040)        $12.425--$17.590
                                                                      ---------         ---------
Balances at December 31, 1997..................................       3,203,850         1,000,609         $12.350--$21.632
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

                                                                                    For The         For The Year
                                                                                  Eight-months          Ended
                                                                                     Ended            April 30,
                                                                               December 31, 1997        1997
                                                                               ------------------   -------------
                                                                                     (Dollars in thousands)
  Net income
     As reported............................................................              $66,124         $78,264
     Pro forma..............................................................              $66,017         $78,098

  For the purpose of the above disclosure, the fair value of each Option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants for the eight-month period ended December 31, 1997 and for the fiscal years ended April 30, 1997, respectively: distribution yield of 5.8% and 7.3% expected volatility of 19% and 21%, risk free interest rate of 6.62% and 6.36% and expected life of 6 years.

5.  Transactions With Affiliated Companies

    a. Cash and Short Term Investments--Oppenheimer Capital invests excess funds in OCC Cash Reserves Primary Portfolio, a money market fund managed by OpCap Advisors. Included in cash and short term investments at December 31, 1997 and April 30, 1997 was $2,685,000 and $1,567,000 respectively, invested in this fund. Also included in cash and short term investments at April 30, 1997 was $35,000 on deposit with Opco.

    b. Investments in Affiliated Mutual Funds and Other Sponsored Investment Products--Investments in affiliated mutual funds and other sponsored investment products are carried at market value.

    c. Distribution Assistance Fees and Expenses--Oppenheimer Capital receives distribution assistance fees from various mutual funds and has entered into agreements with various broker-dealers including Opco to obtain sales related services in rendering distribution assistance. Payments to Opco for the Quest for Value equity and fixed income mutual funds for the year ended April 30, 1996 were recorded as distribution assistance expenses and for financial statement purposes were netted against distribution assistance fees (see note 7). Payments to Opco for OCC Cash Reserves are netted against investment management fees. During the eight-month period ended December 31, 1997, such payments to Opco totaled $4,602,000, and totaled $8,902,000 for the year ended April 30, 1997.

    d. Affiliated Mutual Funds and Commingled Products--Investment Management Fees--Oppenheimer Capital provides investment management services to affiliated mutual funds and other commingled products. For the eight-month period ended December 31, 1997 the amount earned for these services totaled $9,797,000, and for the year ended April 30, 1997 the amount was $15,382,000.

                      OPPENHEIMER CAPITAL AND SUBSIDIARIES

6.  Income Taxes

  Although Oppenheimer Capital is not otherwise subject to federal, state, or local income taxes, it was subject to New York City unincorporated business tax of $2,906,000 for the eight-month period ended December 31, 1997, and $3,143,000 for the year ended April 30, 1997.

  A domestic corporate subsidiary of Oppenheimer Capital is subject to federal, state and local income taxes. A foreign corporate subsidiary is subject to taxes in the foreign jurisdiction in which it is located.


7.  Gain on Quest Sale

  On November 22, 1995, Oppenheimer Capital sold the investment advisory and other contracts and business relationships for its twelve Quest for Value mutual funds to OppenheimerFunds, Inc. (``OFI''), which is unrelated to Oppenheimer Capital. In fiscal 1997, Oppenheimer Capital received a payment of $3.8 million related to the sale, and recognized a pre tax gain of $2.8 million.


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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Management of PIMCO Holdings

  The PIMCO Holdings Partnership Agreement provides that PIMCO Holdings is managed by its general partner, PIMCO Partners, G.P. (``PGP''). PGP has delegated the day to day management of PIMCO Holdings to a Management Board which has appointed executive officers of PIMCO Holdings. The Management Board members and executive officers of PIMCO Holdings are comprised of the following persons, who also serve as executive officers of PIMCO Advisors:

                   Name                          Age                           Positions
------------------------------------------   -----------   --------------------------------------------------
  William D. Cvengros.....................            51   Management Board Member and Chief Executive
                                                           Officer
  Kenneth M. Poovey.......................            68   Management Board Member and Chief Operating
                                                           Officer
  Richard M. Weil.........................            36   Managing Director, General Counsel and Secretary
  Robert M. Fitzgerald....................            48   Management Board Member, Executive Vice President
                                                           and Chief Financial Officer
  Stephen J. Treadway.....................            52   Executive Vice President
  James G. Ward...........................            45   Executive Vice President and Director of Human
                                                           Resources

  Biographical information with respect to the above listed individuals is set forth below. Because the sole business of PIMCO Holdings is that of owning PIMCO Advisors units, information relating to the management of PIMCO Advisors is set forth below.

Management of PIMCO Advisors

  PIMCO Advisors is managed by its general partners, PGP and PIMCO Holdings. PGP has direct control of PIMCO Holdings, and therefore controls PIMCO Advisors. While the general partners must pursuant to the PIMCO Advisors Partnership Agreement retain and exercise certain powers, generally relating to extraordinary transactions or events, the general partners have delegated all other management and control of PIMCO Advisors to a 16 member management board (the ``PIMCO Advisors Management Board''), comprised of the Chief Executive Officer of PIMCO Advisors, representatives of the general partners, representatives of the investment management divisions and subsidiaries, and three ``disinterested'' members not otherwise affiliated with PIMCO Advisors or the general partners. The PIMCO Advisors Management Board generally acts by majority vote, however, certain significant actions require a three-quarters majority vote. The delegation to the PIMCO Advisors Management Board may be revoked by the general partners at any time.

  The PIMCO Advisors Management Board has, in turn, constituted a five member Executive Committee and delegated to it much of the functions of the PIMCO Advisors Management Board. In addition, PIMCO Advisors has an Audit Committee, a Compensation Committee, a Nominating Committee and a Unit Incentive Committee, each comprised of members of the PIMCO Advisors Management Board. The Audit Committee reports to the Management Board with respect to matters relating to the independent auditors, and reviews various matters relating to the auditing policies and procedures. The Audit Committee held four meetings in 1999. The Compensation Committee is responsible for compensation and compensation related matters including but not limited to responsibility and authority for determining bonuses and salaries for certain employees. The Compensation

Committee held one meeting in 1999. The Unit Incentive Committee is responsible for granting options and awarding deferred units under the 1999 Unit Incentive Plan and administering the 1999 Unit Incentive Plan and the Deferred Compensation Plan. The Unit Incentive Committee held five meetings in 1999.

  The members of the PIMCO Advisors Management Board, the Executive Committee, Audit Committee, Compensation Committee, Unit Incentive Committee and the executive officers of PIMCO Advisors are as set forth below. The terms of all PIMCO Advisors Management Board and committee members expire on April 30, 2000. PIMCO Advisors Management Board members are appointed to one-year terms.

                Name                    Age                  Positions
                ----                   -----                 ---------
  Walter E. Auch, Sr................    78       Board Member, Audit Committee and Unit Incentive Committee
                                                 Member
  William R. Benz...................    40       Board Member
  David B. Breed....................    52       Board Member
  Kenneth W. Corba..................    47       Board Member
  William D. Cvengros...............    51       Board Member, Chief Executive Officer, Executive Committee
                                                 Member
  Walter B. Gerken..................    77       Board Member and Chairman
  Colin Glinsman....................    42       Board Member
  William H. Gross..................    55       Board Member, Compensation Committee Member
  Brent R. Harris...................    40       Board Member, Executive Committee and Nominating Committee
                                                 Member
  Donald R. Kurtz...................    69       Board Member, Audit Committee and Unit Incentive Committee
                                                  Member
  James F. McIntosh.................    58       Board Member, Audit Committee, Compensation Committee and Unit
                                                 Incentive Committee Member
  William C. Powers.................    42       Board Member
  Glenn S. Schafer..................    50       Board Member, Executive Committee Member
  Thomas C. Sutton..................    56       Board Member, Compensation Committee Member
  William S. Thompson, Jr...........    54       Board Member, Executive Committee Member, Compensation
                                                 Committee Member

  Kenneth M. Poovey.................    68       Chief Operating Officer, Executive Committee Member
  Richard M. Weil...................    36       Managing Director, General Counsel and Secretary
  Robert M. Fitzgerald..............    48       Executive Vice President and Chief Financial Officer
  Stephen J. Treadway...............    52       Executive Vice President
  James G. Ward.....................    45       Executive Vice President and Director of Human Resources

  Set forth below is certain biographical information with respect to the persons who are the members of the PIMCO Advisors Management Board or who serve as executive officers of PIMCO Advisors or PIMCO Holdings:

  Walter E. Auch, Sr. Mr. Auch has served as a member of the PIMCO Advisors Management Board as an independent member and as a member of the Audit Committee and Unit Incentive Committee since November 1994. He currently is a management consultant. Mr. Auch was a Director of Thomson Advisory Group, Inc. (``TAG''), now Pacific Financial Products, Inc. the former general partner of PIMCO Advisors from October 1990 until November 1994. He was previously the Chairman and Chief Executive Officer of the Chicago Board Options Exchange from 1979 to 1986. He is also a Director of Fort Dearborn Fund, Smith Barney Citicorp Advisors Fund, Smith Barney Citicorp TRAK Fund, Banyan Strategic Land Trust, Nicholas/Applegate Funds, Brinson Fund, Brinson Relationship Fund, Advisors Series Trust, Legend Properties Inc. and The Semele Group.

  William R. Benz.   Mr. Benz has served as a member of the PIMCO Advisors
Management Board since April 1999. Mr. Benz is a Managing Director, account manager, and senior member of PIMCO's investment strategy group. In addition to his institutional client servicing responsibilities, he oversees PIMCO's firmwide client servicing efforts. Mr. Benz joined PIMCO 14 years ago, having been previously associated with Bank of America.

  David B. Breed.   Mr. Breed has served as a member of PIMCO Advisors
Management Board since the Consolidation of Pacific Financial Asset Management Corporation and Thomson Advisory Group LP ("TAG LP") in November 1994 (the ``Consolidation''). Mr. Breed is a founder of Cadence Capital Management where he is a Managing Director and serves as CEO and CIO. From February 1988 to July 1993, he was a Managing Director and Director of Cadence Capital Management Corporation, and he was Chief Executive Officer and Chief Investment Officer thereof until November 1994.

  Kenneth W. Corba   Mr. Corba has served as a member of the PIMCO Advisors
Management Board since 1999. Mr. Corba has been a Managing Director of the PIMCO Equity Advisors Division since January of 1999. He was a portfolio manager at Eagle Asset Management from March 1995 to December 1998. From June 1984 to February 1995 Mr. Corba was a portfolio manager at Stein Roe & Farnham.

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

  Robert M. Fitzgerald.   Mr. Fitzgerald serves as Executive Vice President and
Chief Financial Officer of PIMCO Holdings and PIMCO Advisors, and as a member of the Management Board of PIMCO Holdings. Mr. Fitzgerald is the Principal Financial and Accounting Officer of PIMCO Holdings. He has served in his positions with PIMCO Advisors and PIMCO Holdings since January 2000. From February 1995 to January 2000 he was Senior Vice President and Chief Financial Officer of PIMCO Advisors and from November 1997 to January 2000 . he was Senior Vice President and Chief Financial Officer of PIMCO Holdings. From April 1994 through January 1995, he served as a consultant to various companies, including Pacific Investment Management Company.

  Walter B. Gerken. Mr. Gerken has served as Chairman of the PIMCO Advisors Management Board since the Consolidation in November 1994. Mr. Gerken is the former Chairman of the Board and CEO of Pacific Life Insurance Company. Mr. Gerken is a Senior Advisor of the Boston Consulting Group, Inc. and serves on the Board of Directors of the W.M. Keck Foundation.

  Colin Glinsman.   Mr. Glinsman has served as a member of the PIMCO Advisors
Management Board since 1999. He has been continuously employed by Oppenheimer Capital for the last ten years, and has been the Chief Investment Officer of Oppenheimer Capital for the past year. Prior to serving as Chief Investment Officer, Mr. Glinsman was a member of the investment committee of Oppenheimer Capital (since 1996), a portfolio manager (since 1992) and an analyst (since
1989).

  William H. Gross.   Mr. Gross has served as a member of the PIMCO Advisors
Management Board since the Consolidation in November 1994 and is currently a member of the Compensation Committee of the PIMCO Advisors Management Board. Mr. Gross joined Pacific Investment Management Company in June 1971, and has served there as a Managing Director since February 1982.

  Brent R. Harris.   Mr. Harris has served as a member of the PIMCO Advisors
Management Board since the Consolidation in November 1994 and is currently a member of the Executive Committee and the Nominating Committee of the PIMCO Advisors Management Board. Mr. Harris joined Pacific Investment Management Company in June 1985, and has served there as a Managing Director since April 1993. Mr. Harris is Chairman and Director of the PIMCO Commercial Mortgage Securities Trust, Inc.

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

  William C. Powers.   Mr. Powers has served as a member of the PIMCO Advisors
Management Board since April 1999. Mr. Powers is a Managing Director and a senior member of PIMCO's portfolio management and investment strategy groups. He is also one of five generalists in PIMCO's portfolio management group, and co-heads PIMCO's mortgage team. Mr. Powers joined PIMCO 10 years ago, having been previously associated with Salomon Brothers, and with Bear Stearns as Senior Managing Director specializing in mortgage-backed securities.

  Kenneth M. Poovey.   Mr. Poovey serves as Chief Operating Officer of PIMCO
Holdings and PIMCO Advisors, as Chief Executive Officer of Oppenheimer Capital and as a member of the Management Board of PIMCO Holdings. Mr. Poovey has served as Chief Operating Officer of PIMCO Holdings and PIMCO Advisors since January 1999 and served as General Counsel to PIMCO Holdings from November 1997 to January 1999 and as General Counsel of PIMCO Advisors from November 1994 to January 1999. Mr. Poovey has been Chief Executive Officer of Oppenheimer Capital since January 2000. Mr. Poovey was a partner with the law firm of Latham & Watkins from 1980 to March 1997.

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

  James G. Ward.   Mr. Ward is Executive Vice President and Director of Human
Resources of PIMCO Holdings and PIMCO Advisors. Mr. Ward has served in his positions at PIMCO Holdings and PIMCO Advisors since January 2000. From April 1995 to January 2000 he was Senior Vice President Human Resources of PIMCO Advisors and from November 1997 to January 2000 he was Senior Vice President Human Resources of PIMCO Holdings. Prior to that time, he served as Vice President and Director of Human Resources for Pacific Investment

Management Company, a position he held beginning October 1994. From November 1987 through October 1994, he served as Vice President and Director of Human Resources for Salomon Brothers Inc.

  Richard M. Weil.   Mr. Weil is Managing Director, Director of Corporate
Services, General Counsel and Secretary of PIMCO Holdings and PIMCO Advisors. He has served in these positions with PIMCO Holdings and PIMCO Advisors since January 2000. Mr. Weil has served as an officer of PIMCO Advisors since joining PIMCO Advisors in March 1996, and as an officer of PIMCO Holdings since November 1997. Mr. Weil has served as General Counsel of PIMCO Advisors and PIMCO Holdings since January 1999. Mr. Weil was a Vice President in the Global Asset Management Group of Bankers Trust Company from December 1994 through February 1996 and was associated with the law firm of Simpson, Thatcher & Bartlett from September 1989 through November 1994.

Item II. Executive Compensation

  Prior to November 1997, PIMCO Holdings did not have any employees. During such time, the officers of Oppenheimer Capital performed the management functions on behalf of PIMCO Holdings. The current executive officers of PIMCO Holdings are also executive officers of PIMCO Advisors. The compensation of the executive officers is allocated between PIMCO Advisors and PIMCO Holdings based on the amount of services provided to each entity. The following table sets forth the cash compensation paid or allocated with respect to the three years ended December 31, 1999 for services rendered to PIMCO Advisors in all capacities by the Chief Executive Officer of PIMCO Holdings and each of the five most highly compensated executive officers of PIMCO Holdings or PIMCO Advisors (the ``Named Executive Officers'):

                                                                                       Long-term
                                                                                   Compensation Awards
                                                                                   --------------------

                                       Annual Compensation                      Restricted     Securities       All
                                       -------------------          Other Annual   Unit        Underlying      Other
Name and Principal                       Salary        Bonus        Compensation   Awards      Options/UAR   Compensation
Underlying Position(1)             Year    ($)           ($)           ($)          ($)           (#)           ($)
-------------------                ----  ---------    ----------   ----------    -------      -----------   ------------

William D. Cvengros..............   1999   $500,000    $1,300,000      $9,600(3)          -0-        50,000      $   10,000(4)
  Chief Executive Officer           1998    500,000     1,110,000       9,600(3)          -0-          -0-       $    3,204(4)
                                    1997    500,000     1,200,000       9,500(3)          -0-          -0-            3,324(4)

Kenneth M. Poovey................   1999   $325,000        --          $9,600(3)          -0-          -0-       $3,010,000(4)
  Chief Operating Officer           1998    325,000(5)     --             --          $778,250(6)      -0-        1,876,566(4)
                                    1997    225,000(5)     --             --           756,250(6)    50,000       1,101,202(4)

Richard M. Weil..................   1999   $250,000    $  470,000      $9,600(3)       968,750(6)    21,000      $  140,000(4)
  Managing Director, Director       1998    250,000       250,000         --               -0-       22,500         201,566(4)
   of Corporate Services and        1997    234,500       200,000                          -0-       10,000         226,602(4)
   General Counsel (2)

Robert M. Fitzgerald.............   1999   $250,000    $  225,000      $9,600(3)      $775,000(6)    21,000      $  285,000(4)
  Executive Vice President and      1998    250,000       295,000       9,600(3)           -0-       26,000         156,566(4)
  Chief Financial Officer (2)       1997    234,500       339,000          --              -0-       10,000         187,102(4)

Stephen J. Treadway..............   1999   $337,500    $1,150,000      $9,600(3)           -0-       45,000      $  610,000(4)
  Executive Vice President          1998    325,000       850,000       9,600(3)      $778,250(6)      -0-          328,204(4)
                                    1997    309,000(5)    500,000          -0-             -0-         -0-          303,324(4)

(1) During fiscal year 1997, George A. Long served as the Chairman and Chief Executive and Investment Officer of Oppenheimer Capital. In such capacities, Mr. Long performed management functions on behalf of PIMCO Holdings. Mr. Long's salary for his services in such capacities in the fiscal years ended April 30, 1997 was $350,000 and his bonus compensation during such period was $3,573,000.

(2) In the year ending December 31, 1998 Mr. Weil served as Senior Vice President and General Counsel. In the year ending December 31, 1998 Mr. Fitzgerald served as Senior Vice President and Chief Financial Officer.

(3) Company match to contributions made to the PIMCO Advisors L.P. 401(k) Savings and Investment Plan.

(4) Includes amounts deferred under the PIMCO Advisors L.P. 401(k) Savings and Investment Plan and the PIMCO Advisors L.P. and PIMCO Advisors Holdings L.P. Executive Deferred Compensation Plan.

(5) In the year ended December 31, 1998, Mr. Poovey was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three year period, pay distributions quarterly and had an aggregate value of $778,250 at December
     31, 1998.   In the year ended December 31, 1997, Mr. Poovey was awarded
     25,000 PIMCO Advisors restricted units. These units vest over a three-year period, pay distributions quarterly and had an aggregate value of $756,250 at December 31, 1997. In the year ended December 31, 1998, Mr. Treadway was awarded 25,000 PIMCO Advisors restricted units. These units vest over a three year period, pay distributions quarterly and had an aggregate value
     of $778,250 at December 31, 1998.   In the year ended December 31, 1997,
     Mr. Treadway was awarded 25,000 PIMCO Advisors units. These units vest over a five year period, pay distributions quarterly and had an aggregate value of $562,500 at December 31, 1997.

(6) Includes amounts deferred under PIMCO Holdings' Executive Deferred Compensation Plan.

  Compensation to key employees who are not executive officers may exceed the compensation paid to executive officers in any given year.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of PIMCO Holdings, officers or employees of the general partner of PIMCO Holdings who perform policy making functions for PIMCO Holdings, and persons who own more than ten percent of the units of PIMCO Holdings to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of units of PIMCO Holdings. To the best of PIMCO Holdings knowledge, during the year ended December 31, 1999 all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent beneficial owners were complied with.

Option Grants in Fiscal Year 1999
---------------------------------

  The following table provides information concerning individual grants of options and deferred units to the Named Executive Officers in the year ended December 31, 1999.

                                                                                                            Potential Realizable
                                                                                                                    Value
                                                                                                           At Assumed Annual Rates
                                                                                                                Of Unit Price
                                                                                                                Appreciation
                                                                  Individual Grants                           For Option Term
                                                                   ----------------                           ---------------
                                       Deferred Units         Percent Of
                                        and Options          Total Options    Exercise Per   Expiration
                                        Granted  (#)        Granted in 1999    Unit Price       Date           5%            10%
          Name                        ----------------      ---------------   ------------   ----------    ---------  ----------
          ----
William D. Cvengros................         50,000                *               $29.125    2/25/2009    $ 915,750    $2,310,750
Kenneth M. Poovey..................             --                                  --           --           --            --
Richard M. Weil....................         46,000(1)             *               $29.125    2/25/2009    $ 842,490    $2,135,090
Robert M. Fitzgerald...............         41,000(2)             *               $29.125    2/25/2009    $ 750,915    $1,903,015
Stephen J. Treadway................         45,000                *               $29.125    2/25/2009    $ 824,175    $2,088,675

---------

*  Less than 1 %
(1) Includes 25,000 Restricted Deferred Units that vest over a five year period beginning December 31, 1999.

(2) Includes 20,000 Restricted Deferred Units that vest over a five year period beginning December 31, 1999.

Aggregated Option/UAR Exercises in Last Fiscal Year and Fiscal Year-End Option/UAR Values

  The following table provides information on option exercises in 1999 by the Named Executive Officers, and the value of unexercised options held by each Named Executive Officer at December 31, 1999.

                                                                                   Number of Units
                                                                               Underlying Unexercised        In-The-Money
                                                      Units                         Options/UARs             Options/UARs
                                                     Acquired       Value           at-FY-End(#)             At FY-End($)
                      Name                         On Exercise    Realized         Exercisable(E)/         Exercisable(E)/
                      ----                             (#)           ($)          Unexercisable(U)         Unexercisable(U)
                                                   ------------   ---------   -------------------------   ------------------
William D. Cvengros.............................          -0-         -0-           210,000(E)               $4,197,125 (E)
                                                                                     40,000(U)                  342,500 (U)

Kenneth M. Poovey...............................        10,000     $61,900           10,000(E)                 $158,775 (E)
                                                                                     20,000(U)                 $317,550 (U)

Richard M. Weil.................................           -0-         -0-           36,800(E)                 $511,295 (E)
                                                                                     38,700(U)                 $334,169 (U)

Robert M. Fitzgerald............................           -0-         -0-           32,600(E)                 $431,540 (E)
                                                                                     36,400(U)                 $250,895 (U)

Stephen J. Treadway.............................           -0-         -0-           49,000(E)                 $865,763 (E)
                                                                                     56,000(U)                 $758,600 (U)

Compensation of Management Board Members

  PIMCO Advisors pays members of the PIMCO Advisors Management Board who are not employees of PIMCO Holdings, PIMCO Advisors, one of the investment management group subsidiaries or Pacific Life Insurance Company a $20,000 annual retainer plus $750 per in person meeting ($250 per conference call meeting) of the PIMCO Advisors Management Board attended and for each meeting of a committee of the PIMCO Advisors Management Board. Members who are employees of PIMCO Holdings, PIMCO Advisors, one of its investment management group subsidiaries or Pacific Life Insurance Company are not entitled to any additional compensation for their services as PIMCO Advisors Management Board members. Pursuant to the terms of the 1999 Unit Incentive Plan of PIMCO Advisors Holdings L.P. and PIMCO Advisors L.P. (the "1999 Plan"), the non employee members of the Management Board may elect to receive restricted PIMCO Holdings units or PIMCO Advisor Units in lieu of such retainer, with such restricted units valued at 91% of fair market value on the date of issuance. Each of the members of the Management Board of PIMCO Holdings is an executive officer of PIMCO Holdings and PIMCO Advisors and, as such, does not receive any compensation as a member of the Management Board of PIMCO Holdings.

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

  None.

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

  Employees for whom participation is mandatory are subject to deferrals of cash compensation according to the following schedule: (i) 10% of cash compensation in excess of $250,000 up to $500,0000; (ii) 30% of cash compensation in excess of $500,000 up to $1,000,000; and (iii) 30% of all cash compensation in excess of $1,000,000. Participating employers may upon adopting the plan or in the third quarter of any plan year specify percentages and amounts in excess of those set forth above to be effective for the following plan year; provided, that the percentage of compensation in excess of $1,000,000 required to be deferred may not exceed 50%, and the aggregate amount of compensation required to be deferred may not exceed 40% of the participant's total compensation. An eligible employee who receives an award of restricted units may elect to defer the receipt of the restricted units upon their vesting, whether or not the employee is otherwise a participant during that plan year. The issuer of the restricted units to be deferred shall issue and deliver such units to the trustee of the Deferred Compensation Plan, which shall allocate such units to the participant's unit award deferral subaccount for the plan year in which the participant received the award, as provided below. Each month, the trustee of the Deferred Compensation Plan will sell for cash any assets other than limited partner units in PIMCO Advisors credited to the deferral accounts and use the proceeds to acquire limited partner units in PIMCO Advisors from PIMCO Advisors. The purchase price of the limited partner units in PIMCO Advisors is (i) 85% of fair market value for cash attributable to deferral subaccounts of current employees which are "discount subaccounts" and contribution subaccounts of current employees and (ii) 100% of fair market value for cash attributable other deferral subaccounts and contribution subaccounts. The Deferred Compensation Plan is administered by the Unit Incentive Committee of the PIMCO Advisors Management Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth as of December 31, 1999 information regarding beneficial ownership of Partnership units and PIMCO Advisors units by each person who, to the Partnership's knowledge, is the beneficial owner of more than 5% of Partnership units or PIMCO Advisors units and the Named Executive Officers. Except as indicated, the address of each person or entity listed below is 800 Newport Center Drive, Suite 100, Newport Beach, California 92660.

                                                                                   Percentage
                                                               Partnership             of            PIMCO           Percentage of
                                                                  Units           Partnership    Advisors Units       Partnership
                                                               Beneficially          Units        Beneficially           Units
                                                               Owned(1)(2)        Outstanding      Owned(1)(3)       Outstanding(4)
                                                               ------------       ------------   --------------      --------------


Five Percent Holders
PIMCO Partners, G.P. (5)  ..............................                  0               --        39,415,420               34.56
Pacific Life Insurance Company ("Pacific Life")(6)  ....                  0               --        56,071,170               49.07
Pacific Asset Management LLC ("PAM") (6)  ..............                  0               --        56,071,170               49.07
PIMCO Holding LLC (7)  .................................                  0               --        39,415,420               34.50
PIMCO Partners, LLC (8)  ...............................                  0               --        39,557,900               34.62
Pacific Financial Products, Inc. (formerly Thomson
 Advisory Group, Inc. ) ("PFP")  .......................                  0               --        14,380,217               12.59
William R. Benz, II (9)  ...............................            106,000                *        39,557,900               34.62
R. Wesley Burns (9)  ...................................             25,000                *        39,557,900               34.62
Christopher P. Dialynas (9)  ...........................             17,300                *        39,557,900               34.62
William H. Gross (9)(10)  ..............................            675,356             1.36        39,557,900               34.62
John L. Hague (9)  .....................................            230,000                *        39,557,900               34.62
Brent R. Harris (9)  ...................................            230,000                *        39,557,900               34.62
Margaret E. Isberg (9)  ................................            101,600                *        39,557,900               34.56
Dean S. Meiling (9)  ...................................            130,000                *        39,657,900               34.71
James F. Muzzy (9)  ....................................            230,000                *        39,557,900               34.62
William F. Podlich, III (9)  ...........................             16,000                *        39,621,900               34.68
William C. Powers (9)  .................................            134,810                *        39,557,900               34.62
Ernest L. Schmider (9)  ................................             66,404                *                 0                   *
Lee R. Thomas (9)  .....................................             66,565                *        39,557,900               34.62
William S. Thompson, Jr. (9)  ..........................            230,000                *        39,557,900               34.62
Benjamin L. Trosky (9)  ................................             84,255                *        39,557,900               34.62

Named Executive Officers Not Included Above
William D. Cvengros  ...................................            215,000                *           360,000                   *
Robert M. Fitzgerald  ..................................             41,664                *                 0                   *
Kenneth M. Poovey  .....................................             10,000                *           133,459                   *
Stephen J. Treadway  ...................................             66,797                *             5,000                   *
James G. Ward  .........................................             14,689                *                 0                   *
Richard M. Weil  .......................................             37,300                *                 0                   *

All directors and executive officers as a group
 (6 persons)  ..........................................            451,854                *           498,459                   *

_________
*   Less than 1%
(1) Each of the persons and entities listed disclaims beneficial ownership of any units except to the extent that it has a pecuniary interest in such units.
(2) Includes options exercisable within sixty days of December 31, 1999.

(3) Does not include units underlying options which may be exercised for either units of limited partner interest in PIMCO Advisors or Partnership units exercisable within sixty days of December 31, 1999, which are reflected in the column titled "Partnership Units Beneficially Owned."
(4) Assumes exchange of all units of limited partner interest in PIMCO Advisors for Partnership units.
(5) Includes 39,410,321 PIMCO Advisors Units held of record by Partners GP and 5,099 units of general partner interest in the Partnership.
(6) Includes 39,415,420 PIMCO Advisors units held of record by Partners GP, which maybe deemed to be beneficially owned by Pacific Life and PAM, because PHLLC is a general partner of Partners GP and is a wholly-owned subsidiary of PAM which is wholly-owned subsidiary of Pacific Life. Also includes an aggregate of 16,655,750 PIMCO Advisors units issued as follows:
     Pacific Financial Products, Inc. (formerly Thomson Advisory Group Inc.) (14,380,217 units), CCM LLC (508,258 units), NFJ LLC (306,204 units),
     Cadence Partners L.P. (637,000 units), Parametric Partners L.P. (393,860 units), NFJ Partners L.P. (430,211 units) which may be deemed beneficially owned by PAM because Pacific Financial Products, CCM LLC, NFJ LLC and PPA LLC are wholly-owned subsidiaries of PAM and CCM LLC, NFJ LLC and PPA LLC are the general partners of Cadence Partners L.P., NFJ Partners L.P. and Parametric Partners L.P., respectively. As general partners they have shared investment and disposition powers with respect to the units held by Cadence Partners L.P., NFJ Partners L.P. and Parametric Partners L.P.
(7) Includes 39,415,420 PIMCO Advisors units held of record by Partners GP, which may be deemed to be owned by PHLLC because PHLLC is a general partner of Partners GP.
(8) Includes (i) 142,480 PIMCO Advisors units held of record by Partners LLC and (ii) 39,415,420 PIMCO Advisors units held of record by Partners GP and which may be deemed to be beneficially owned by Partners LLC, which is a general partner of Partners GP.
(9) Includes the following which may be deemed to be beneficially owned by the individual as a member of Partners LLC: (i) 142,480 PIMCO Advisors units held of record by Partners LLC, and (ii) 39,415,420 PIMCO Advisors units held of record by Partners GP, and which may be deemed to be beneficially owned by Partners LLC as a general partner of Partners GP.
(10) Includes units held by members of Mr. Gross' family and a family trust which Mr. Gross is a trustee, as to which he may be deemed to be the beneficial owner.

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

 Exchange Opportunities for PIMCO Advisors Unitholders

  PIMCO Holdings has at such times as may be permitted under the PIMCO Advisors Partnership Agreement, to offer holders of PIMCO Advisors units the opportunity to exchange those units for PIMCO Holdings units on a one for one basis. During a "Semiannual Exchange Period", subject to certain conditions, PIMCO Holdings may make registered exchange offers for PIMCO Advisors units, pursuant to which the holders of PIMCO Advisors units may exchange their units for PIMCO Holdings units. The first Semiannual Exchange Period of a year, if any, begins following the issuance of the year end financial statements but no earlier than March 15 and ends no later than July 31 of such year, and the second Semiannual Exchange Period, if any, begins following the issuance of the financial statements for the first six months of such year but no earlier than August 15 and ends no later than December 31 of such year. A Semiannual Exchange Period lasts twenty business days or a greater number of days if required by the Exchange Act. The PIMCO Advisors Partnership Agreement provides that, except for certain transfers of PIMCO Advisors units that are specified as being exempt, no PIMCO Advisors units may be transferred except during two "Semiannual Transfer Periods" each year. During the Semiannual Transfer Periods, subject to certain notice provisions, PIMCO Advisors units may be transferred to other persons qualified under the PIMCO Advisors Partnership Agreement to hold PIMCO Advisors units. A Semiannual Transfer Period is the last five of the ten business days immediately following the end of the Semiannual Exchange Period.

  Since the announcement of the Allianz transaction, PIMCO Holdings has not effected a Semiannual Exchange offer. It is not anticipated that Semiannual Exchange offers will be conducted prior to the anticipated closing of the Allianz transaction. During the year ended December 31, 1999, there was one Semiannual Exchange Offer during which an aggregate of 185,227 PIMCO Holdings units were exchanged for PIMCO Advisors units.

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

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) (1)   Financial Statements.

  Financial Statements of the registrant are listed in "Index to Financial Statements" on page 31 and are filed as part of this Report.

  (2)   Financial Statement Schedules.

  There are no Financial Statement Schedules of the registrant filed as part of this Report.

  (3)   Exhibits.

 Exhibit
   No.                                                   Description
 -------                                                 -----------
  2.1        Implementation and Merger Agreement dated as of October 31, 1999 by and among Allianz of America
             Inc., Pacific Asset Management LLC, PIMCO Advisors L.P., PIMCO Advisors Holdings L.P., PIMCO
             Partners G.P., PIMCO Partners LLC, PIMCO Holding LLC and certain other affiliated parties.
             (Incorporated by reference to Registrant's Current Report on Form 8-K as filed with the Commission on November 1, 1999)

  2.2        List of Omitted Schedules and Other Attachments to Implementation and Merger Agreement dated as of
             October 31, 1999, which was filed as Exhibit 2.1 to the Current Report on Form 8-K of PIMCO
             Advisors Holdings L.P., filed on November 1, 1999. (Incorporated by reference to Exhibit 2.2 in
             Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

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

  10.3       Form of Indemnification Agreement executed by certain directors of Thomson Advisory Group, Inc.
             (Incorporated by reference to Exhibit 10.22 of Thomson Advisory Group L.P.'s Report No. 33-17227
             on Form 10-Q for the quarter ended September 30, 1990)

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

  10.5       Amended and Restated Operating Agreement between PIMCO Advisors L.P. and PIMCO Advisors
             Holdings L.P. dated January 1, 1998 (Incorporated by reference to Exhibit 10.6 of Registrant's
             Annual Report on Form 10-K for the year ended December 31, 1997)

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

  10.11      Contribution Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.5 of
             PIMCO Advisors L.P.'s Report on Form 8-K/A dated November 4, 1997)

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

 Exhibit
   No.                                                   Description
 -------                                                 -----------
  10.15      Registration Rights Agreement dated November 4, 1997 (Incorporated by reference to Exhibit 10.7 of
             PIMCO Advisors L.P.'s Report on Form 8-K/A dated November 4, 1997)

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

  10.31      Employment Agreement: William F. Podlich, III (Incorporated by reference to Exhibit 10.31 of
             PIMCO Advisors L.P.'s Report on Form 10-K for the fiscal year ended December 31, 1996)

  10.32      Employment Agreement: William S. Thompson, Jr. (Incorporated by reference to Exhibit 10.32 of
             PIMCO Advisors L.P.'s Report on Form 10-K for the fiscal year ended December 31, 1996)

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

 Exhibit
   No.                                                    Description
 -------                                                  -----------
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

  10.43      Office Space Lease between The Irvine Company and Pacific Investment Management Company (Incorporated by reference to the exhibit of the same number in Registrants Annual Report on Form 10-K for the year ended December 31, 1998)

  10.44      Assignment and Assumption of Lease dated as of February 24, 1999 by and between UBS AG and PIMCO Advisors L.P.
             (Incorporated by reference to the exhibit of the same number in Registrants Annual Report on Form 10-K for the year ended December 31, 1998)

  10.45      Agreement of Lease between Fisher-Sixth Avenue Company and Hawaiian-Sixth Avenue Corp. and Union Bank of Switzerland,
             New York Branch (Incorporated by reference to the exhibit of the same number in Registrants Annual Report on Form 10-K for the year ended December 31, 1998)

  10.46      Amended and Restated Agreement of Limited Partnership of PIMCO Advisors L.P. dated as of June 30,
             1999 (Incorporated by reference to Exhibit 3.1 in Registrant's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1999)

  21         Subsidiaries of Registrant

  23.1       Consent of PricewaterhouseCoopers LLP

  27         Financial Data Schedule

  (b)   Reports on Form 8-K.

  Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 1, 1999 reporting PIMCO Holdings entering into the Implementation and Merger Agreement will Allianz AG.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PIMCO ADVISORS HOLDINGS L.P.


                                  By:   /s/ William D. Cvengros
                                  ---------------------------------
                                    William D. Cvengros
                                    Chief Executive Officer

Date: March 26, 2000

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


              Signature                                    Title                                   Date
              ---------                                    -----                                   ----
       /s/ William D. Cvengros                         Board Member,                          March 26, 2000
-------------------------------------             Chief Executive Officer
         William D. Cvengros                   (Principal Executive Officer)

/s/ Robert M. Fitzgerald                  Board Member, Executive Vice President,             March 26, 2000
-------------------------------------             Chief Financial Officer
Robert M. Fitzgerald                               (Principal Financial
                                                  and Accounting Officer)

/s/ Kenneth M. Poovey                                  Board Member,                          March 26, 2000
-------------------------------------             Chief Operating Officer
Kenneth M. Poovey

                               INDEX TO EXHIBITS

                                                                Sequentially
                                                                Numbered
Exhibit      Description                                        Page
-------      -----------                                        ------------
21           Subsidiaries of Registrant                               96

23.1         Consent of PricewaterhouseCoopers LLP                    97

27           Financial Data Schedule                                  98